Form 10-K405
period 1996-09-30
SPLASH TECHNOLOGY HOLDINGS INC
filed 1996-12-24
CIK 1020394

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                      ----------------------------------

                                   FORM 10-K
        (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the fiscal year ended SEPTEMBER 30, 1996
                                  ------------------

                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        FOR THE TRANSITION PERIOD FROM  _____  TO  ______

                       COMMISSION FILE NUMBER  000-21171

                      ----------------------------------

                        SPLASH TECHNOLOGY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   94-2910085
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

    555 DEL REY AVENUE, SUNNYVALE, CA                   94086
 (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (408) 328-6300

       Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [_]   No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 30, 1996 was approximately $61.0 million based upon the closing price of the Common Stock on the Nasdaq Stock Market for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may, under certain circumstances, be deemed to be an affiliate. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of Registrant's Common Stock as of November 30, 1996 was 12,044,752.

Documents incorporated by reference: Items 10,11,12 and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1997. This Report contains 46 sequentially numbered pages of which this is Number 1. The Index to the Exhibits begins on page 44.

                                     PART I

          This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ material from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Results" Unless the contexts otherwise specifies, references in this Report on Form 10-K to "Splash" and the "Company" refer to Splash Technology Holdings, Inc. and its subsidiaries, including its principal operating subsidiary, Splash Technology, Inc., as well as predecessor entities.

ITEM 1.        BUSINESS

          Splash develops, produces and markets color servers that provide an integrated link between desktop computers and digital color laser copiers and enable such copiers to provide high quality, high speed, networked color printing and scanning. These hybrid systems, consisting of color servers and digital color laser copiers (referred to as connected or multifunction copiers), support multiple uses including image scanning, image manipulation, printing and photocopying. The Company's products feature advanced color correction, color calibration and separations support, ease of use, time-saving workflow functionality, simulation of many color monitors and printing presses, and automatic correction for certain printing workflow problems. Splash's color servers are commonly accessed by users across networks of Windows-based personal computers, Apple Computer, Inc. ("Apple") personal computers and UNIX-based computers.

          Splash sells its color server products to two of the leading providers of color copiers, Xerox Corporation (including its affiliate in Europe, Rank Xerox) ("Xerox") and Fuji Xerox Company Ltd. ("Fuji Xerox"). These original equipment manufacturers ("OEMs") integrate the Company's color servers with their digital color copiers and sell the connected systems to end users through a worldwide direct distribution network. Users of the Company's color servers include magazine publishers, advertising firms, graphic arts firms, publishing services providers, prepress and printing firms, and Fortune 500 companies with in-house graphics, marketing and advertising and publishing needs.

          The Company was incorporated in Delaware in December 1995. The Company operated as the Color Server Group ("CSG") division of SuperMac Technology, Inc. ("SuperMac") from late 1992 to August 1994 and, after the merger of SuperMac into Radius, Inc. ("Radius"), as the CSG division of Radius from August 1994 until January 1996. In January 1996, Splash was acquired by an investor group in a leveraged transaction (the "Acquisition").

PRODUCTS AND TECHNOLOGY

     Product Lines
     -------------

          Splash offers both pre-configured color server systems and board-level server kits. The pre-configured color server systems include a Splash copier interface board and frame buffer installed in an Apple Power Macintosh computer and feature Splash software, a color display, a keyboard and an interface cable. The server kits do not include the computer, display and keyboard, thereby allowing the customer or reseller to install the Splash color server on a locally procured or existing compatible system. Splash products are sold under the Splash brand worldwide except in Japan, where they are sold under the SM ICS brand name of Fuji Xerox. The fundamental architectures of the SM ICS and Splash products are substantially identical other than localization differences for user interface and documentation.

          Splash's main product lines are the Splash Professional Color Imaging (''PCI'') Series, first introduced in the second calendar quarter of 1996, and the Splash Docucolor ("DC") Series products, first introduced in September, 1996. These products use the newest Apple Power Macintosh computers and are compatible with the PCI bus architecture. The Splash Power Series product line, based on a design originally launched in 1993 and updated over the years with successive software releases, uses the NuBus architecture found in earlier Apple Power Macintosh computers. The Company continues to offer, in limited quantities, Power Series products, primarily board level kits and spare parts. The retail prices of Splash's products vary by geography and, for example, range from $17,000 to $55,000 in the United States, depending on model and configuration.

     Product Features and Technology
     -------------------------------

          Splash servers are based on open systems, enabling the Company to leverage the development efforts of computer and operating system suppliers, and thereby concentrate its development resources in those areas specific to the concerns of color users. This open systems approach has provided an advantage in bringing innovative color and workflow solutions to the market rapidly. It has also enabled the Company to provide its customers with performance increases by taking advantage of improvements in industry standard computers.

          The Company's products include a Splash-designed copier interface board integrated with a standard computer system and Splash software written for the server and its networked clients. The Splash PCI Series copier interface board uses double-sided surface mount technology and includes a number of advanced design features such as a proprietary application specific integrated circuit (ASIC), certain other custom ASICs and a large frame buffer--all in a single-slot PCI form factor.

          Splash software includes: driver software written for several different types of client workstations; server software including network interface, spooling, and imaging engine modules that reside on the standard computer system; and server software including print interface and device control modules that reside on the Splash board itself. These software modules are layered on a standard computer operating system to provide compatibility with a variety of off-the-shelf peripherals and third-party software applications.

          Technical innovations first introduced to market by Splash include techniques that enhance color quality, such as accurate printing of RGB monitor blues (avoiding the common blue to purple shift upon printing); techniques that enhance print quality, such as traps and overprints (as described below); and features that enhance productivity workflow, such as advanced color calibration capabilities and the ability to interpret and print multiple RGB formats or mixed RGB and CMYK formats from the same electronic file.

          The following describes these and other key features offered by Splash.

          CMYK Separation Support.   Splash's CMYK separation capability enables
          -----------------------
users to employ page layout and publishing software to print pre-proofs from color copiers that incorporate overprinting (overlapping mixing of colors) and Desktop Color Separations (high-resolution separation files). This feature allows the printing of high quality pre-proofs and thereby saves professional color publishing end users time and money by reducing the number of cycles of film proofs required for the design and production process.

          Splash Match.   Splash Match is a unique color management solution
          ------------
that permits rapid, automatic and accurate color correction of image files. The user can select among a variety of color profiles-- including RGB monitor matching and CMYK press matching--through "check box" selections within a printing window in the graphical user interface from a networked client.

          Splash ColorCal.   Splash ColorCal is a fast, easy-to-use calibration
          ---------------
utility that utilizes a unique randomized calibration target and a copier's built-in digital scanning capability for calibration. By making calibration fast and simple and eliminating the need for separate, expensive densitometers, Splash provides a mechanism for frequent calibration designed to assure reproducible, consistent color. All

Splash Match color profiles (RGB and CMYK) are updated simultaneously upon completion of calibration. Splash Match also provides an "expert mode" of operation that allows the user to customize a copier's output to the unique print characteristics of a given press intended for final printing.

          Splash AccuColor.   Splash AccuColor, implemented as part of Splash
          ----------------
Match, allows for more accurate translation and printing of monitor blues without the significant purple shift that occurs with almost all other printing alternatives. This is a performance advantage in printing applications where the desired goal is producing output that comes as close as possible to matching the RGB colors on a user's display. Splash AccuColor allows for screen-to-press matching through the use of one of several Splash press profiles selectable in Adobe Photoshop.

          Splash IntelliColor.   Splash IntelliColor compensates for mistakes
          -------------------
commonly made during the design process such as mixing different RGB file formats or combining RGB and CMYK formats in the same document. Images combined in the same file are separately and accurately color corrected. This capability is independent of the end user's application or computer workstation.

          Splash Scan and Splash Print.   Both Splash Scan and Splash Print are
          ----------------------------
Adobe Photoshop Plug-in modules that provide 400-dpi, 24-bit color scanning from the copier and ultra high-speed bit map printing to a copier, respectively. In this way, scans can be made, retouched and printed locally without tying up the network.

          Splash Colortone.   Splash Colortone enhances the print quality of
          ----------------
color servers that have limited frame buffer memory. Splash Colortone delivers true, continuous tone (contone) or near-contone quality output optimized to the available frame buffer memory. Splash Colortone is automatically engaged whenever the Splash server has too little memory to print a given page size with full color quality. The Splash Colortone feature can print with either a 2:1 memory savings, yielding near-contone quality, or a 4:1 memory savings, yielding prints with some but often minimal degradation. Splash automatically switches back to true contone printing when sufficient memory is available.

          Splash Edit.   Splash Edit is a utility that enables the user to
          -----------
change certain print settings at the Splash server after the print job has been sent by the user across the network. Changeable print settings include number of copies, tray selection, color correction choice, page range and sorter. Because these settings can be changed at the Splash server next to the copier, the user saves time by not having to return to the client computer to resend the file.

SALES AND MARKETING

          Splash sells its PCI Series color server products to two of the leading providers of color copiers, Xerox and Fuji Xerox. These OEMs integrate the Company's color servers with their digital color copiers and sell the connected systems to end users through a worldwide direct distribution network. Xerox sells primarily in North America, South America and (through its affiliate, Rank Xerox) Europe, while Fuji Xerox sells primarily in Japan and the Asia Pacific region. Xerox and Fuji Xerox each provide primary customer service through their worldwide networks, while Splash provides backup support to Xerox and Fuji Xerox. These relationships allow Splash to provide customer support at the local level as well as providing Splash with a valuable source of input for product enhancement.

          Xerox and Fuji Xerox sell Splash products as well as competing color servers with their products. The Company does not have contracts with Xerox and Fuji Xerox with respect to its PCI Series products and is currently operating on a purchase order basis with these customers. Although the Company is currently negotiating an agreement with Xerox and Fuji Xerox for its PCI Series products, there can be no assurance that any such agreement will be completed or that the Company will continue to receive orders from Xerox or Fuji Xerox. Any change in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

          Revenue from Xerox constituted 40%, 41% and 43% of Splash net revenue in fiscal 1994, 1995, and 1996, respectively. Revenue from Fuji Xerox constituted 60%, 59% and 57% of Splash net revenue in fiscal 1994, 1995 and 1996, respectively.

          As of September 30, 1996, the Company employed 11 people in sales and marketing. These people support Xerox's sales force while Fuji Xerox is supported by its own personnel. Splash's sales and marketing personnel typically provide support to Xerox and Fuji Xerox through sales literature, periodic training, customer symposia, pre-sales support and joint sales calls. The Company also participates in industry trade shows and conferences, distributes sales and product literature and has a public relations plan intended to generate coverage of the Company's products and technology by editors of trade journals.

          Splash believes that in order to increase its market penetration and enhance brand awareness, it must expand its sales and marketing efforts. The Company plans to recruit and hire additional field personnel in Europe, the United States and the Asia Pacific region, as well as to expand its marketing programs. There can be no assurance that the Company will be able to hire additional personnel, expand its marketing programs or that the Company will be able to increase its market penetration.

MARKETS AND CUSTOMERS

          Splash products are employed by users in five principal markets: commercial and short-run printing, prepress and photo labs, graphic arts and professional color publishing, print-for-pay and office color printing. The Company to date has focused principally on the prepress and graphic arts markets.

          Commercial and Short-Run Printing.   The commercial printing market
          ---------------------------------
represents the highest quality and highest volume color printing production. Firms in this market typically have their roots in traditional offset press printing, in which output is developed in-house at businesses and other organizations, prepared for printing by service bureaus and trade shops (which often perform prepress services as described below) and then delivered to the commercial printer for printing on large, expensive printing presses. In recent years, many firms in the commercial printing market have begun to expand into prepress and short-run printing services. These firms use color server-based printing devices to more rapidly and less expensively produce pre-proofs of color output. In addition, many of these firms have begun to use color server-based printing devices as a less expensive alternative for printing in smaller quantities. End users of Splash products in this segment include Applied Computer Services, Inc. and R.R. Donnelley & Sons Company.

          Prepress and Photo Labs.   The prepress market consists of service
          -----------------------
bureaus and trade shops which handle complex color production for end users that intend to send print jobs to short-run and commercial printing firms for high quality or high volume printing, as well as photo labs which provide high-end photographic services. Prepress firms work closely with end users and the local commercial printers that perform the print jobs. Prepress firms provide high end scanning, image retouching, imagesetter output of color separation films for proofing and, in some cases, the production of contract proofs which serve as the standard for the commercial print run. Firms in this market are utilizing color server-based printing devices as a means to reduce the cost and turnaround time for image design, modification and pre-proofing. End users of Splash products in this segment include the Digital Cafe, a wholly-owned subsidiary of Boston Photo Imaging and smaller, local operators.

          Graphic Arts and Professional Color Publishing.   The graphic arts and
          ----------------------------------------------
professional color publishing market consists of in-house creative staffs and advertising agencies and design firms. These creative professionals perform extensive color design and layout, but historically have not performed print production. Users typically utilize networked personal computers and workstations for color design and use color server-based printing devices for conceptual and comprehensive designs as well as pre-proofs. Users typically compose the color image to be printed utilizing applications such as Adobe Photoshop,

Adobe Illustrator, QuarkXPress and Adobe PageMaker. End users of Splash products in this segment include DRC Advertising, Hearst Magazines and Gibson Greetings, Inc.

          Print-for-Pay.   Print-for-pay firms provide a broad range of walk-in
          -------------
services including faxing, copying and desktop publishing. Recently these firms have begun to use connected color copiers to offer expanded color printing and copier services. Users in this market segment range from franchised and local storefronts traditionally focused on black and white copying services to specialized firms. End users of Splash products in this segment include PIP Printing.

          Office Color Printing.   The office color printing market consists of
          ---------------------
networked office printing and central reproduction departments in businesses and other organizations. These organizations, which have typically used black and white laser printers and desktop color ink jet printers for production of word processed documents, spreadsheets and presentations, are increasingly using connected copiers to produce materials such as product brochures and internal communications.

MANUFACTURING

          The Company outsources the manufacture of its products to third party subcontract manufacturers including Manufacturing Services, Ltd ("MSL"), located in Sunnyvale, California, and Logistix, Incorporated ("Logistix"), located in Fremont, California. MSL purchases the components used in Splash boards from its suppliers and performs double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Splash PCI Series products, on a turnkey basis. MSL also performs in-warranty and out-of-warranty repair of failed boards for the Splash PCI Series products. The Company purchases Apple Power Macintosh computers, monitors and memory, and furnishes these components as well as the MSL-assembled boards to Logistix for final assembly. Logistix directly purchases a small portion of the components used in Splash color servers and does all final assembly and system configuration. Other subcontract manufacturers perform similar services with respect to the Splash Power Series product line.

          While the Company's subcontract manufacturers conduct quality control and testing procedures specified by the Company, the Company has from time to time experienced manufacturing quality problems. Although the Company does not believe any such problem had a material adverse effect on its business, there can be no assurance that quality problems will not occur again in the future or that any such problem will not have a material adverse effect on its business, operating results and financial condition.

          If the Logistix, MSL or other third party manufacturing facilities utilized by the Company become unavailable to the Company, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, operating results and financial condition could be materially and adversely affected. Although the Company believes that there are other companies available with the capability to provide the Company with such services, there can be no assurance that the Company would be able to enter into alternative third party arrangements on terms satisfactory to the Company, on a timely basis, or at all.

          Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Apple Power Macintosh computers, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. In addition, Apple has recently experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. The Company also purchases memory modules from a single supplier. Although other sources are available, a change in memory supplier could require time to effect and could impact production. This risk would be exacerbated in times of short memory supply. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production volume capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company may be subject to an increasing risk of inventory obsolescence in the future, which could materially and adversely affect the operating results and financial condition.

          The market prices and availability of certain components, particularly memory and other semiconductor components and, to a lesser extent, Apple Power Macintosh computers, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

          Splash's research and development efforts are focused on color science, application workflow, ASIC and board design, software and computer systems integration and the continued development of new and enhanced products. The Company also works closely with key technology partners including Adobe Systems Incorporated ("Adobe"), Apple, Fuji Xerox and Xerox.

          The Company has historically devoted a significant amount of its resources to research and development. As of September 30, 1996, the Company had 27 employees engaged in research and development. Research and development expenses in fiscal 1994, 1995 and 1996 were $2.0 million, $3.3 million and $4.1 million, respectively.

          The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of products under development, effective manufacturing processes and the success of promotional efforts.

          The Company has recently transitioned its product offerings from its Power Series products to its PCI Series products, and there can be no assurance that the PCI Series or any future products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new products or versions in a timely manner, or if such new products or releases do not achieve timely and widespread market acceptance, it would have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

          The markets for the Company's products are characterized by intense competition and rapid change. The Company competes directly with other independent manufacturers of color servers and with copier manufacturers, and indirectly with printer manufacturers and others. Splash has a number of direct competitors for color server products, the most significant of which is Electronics For Imaging, Inc. ("EFI"). Splash also faces competition from copier manufacturers that offer internally developed color server products, such as a non-PostScript color server offered by Fuji Xerox, or that incorporate color server features into their copiers. In addition, the Company faces competition from desktop color laser printers that offer increasing speed and color capability. As component prices decrease and the processing power and other functionality of copiers, printers and computers increase, it becomes more likely that copier, printer and computer manufacturers will continue to add color server functionality to their systems, which could reduce the market for the Company's existing line of products.

          The Company also competes indirectly with manufacturers of electronic color prepress systems, which offer similar functionality for the short-run and commercial printing market as is provided by the Company's products. The Company also competes indirectly with providers of color separation, color editing and page layout software. While this software typically is complementary to the Company's systems, it may also be competitive and may become increasingly competitive to the extent that the providers of such software extend the functionality of their products in future releases.

          The Company believes that the principal competitive factors in its markets are product features, functionality and performance; strength of distribution channels, including sales capability and after-market support; brand name recognition and market share; and price. The Company believes that it competes favorably with respect to product features, functionality and performance, including color and print quality and the open architecture of the Company's systems. Splash was the first to introduce a number of significant features to the multifunction color copier market, and its products currently provide certain features and functionality not offered by competitors. However, Splash's competitors also offer certain unique features and functionality that are not offered by the Company. EFI also has substantially greater name recognition and a significantly larger installed base than the Company, its products operate with a broader range of color photocopier systems and its products are generally priced less than those of Splash. EFI has historically had higher operating margins than Splash which could allow EFI to increase pricing pressure on Splash or to respond more effectively to any third party pricing pressures. The Company also believes that it competes favorably in many distribution channels addressed by Xerox and Fuji Xerox, but the Company's products do not support the range of products from different manufacturers supported by EFI and other competitors, and the Company's relationship with the Xerox distribution channel is currently not as strong in certain geographical areas, such as Europe, where the Company historically has had a smaller market presence and lesser support capabilities.

          Many of the Company's current and potential direct and indirect competitors have longer operating histories, are substantially larger, and have substantially greater financial, technical, manufacturing, marketing and other resources than Splash. A number of these current and potential competitors also have substantially greater name recognition and a significantly larger installed base of products than the Company, which could provide leverage to such companies in their competition with Splash. The Company expects competition to increase to the extent the color server market grows, and such increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. As a result of their greater resources, many of such competitors are in a better position than Splash to withstand significant price competition or downturns in the economy. There can be no assurance that

Splash will be able to continue to compete effectively, and any failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY

          The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. The Splash software included as a part of the Company's products is sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company does not own any issued patent. There can be no assurance that any trademark or copyright owned by the Company, or any patent, trademark or copyright obtained by the Company in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. Thus, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, operating results and financial condition.

          There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. In particular, EFI filed suit against Radius in November 1995, alleging infringement of an EFI patent by Splash's predecessor, CSG and requesting unspecified monetary damages and injunctive relief. The technology which is the subject of the patent claim was acquired by Splash in the Acquisition. Although Radius has recently prevailed on its summary judgment motion, EFI could add Splash as a defendant to the suit at any time. Although a portion of the purchase price in the Acquisition was placed in escrow pending resolution of the EFI litigation, there can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in this suit or any other third party claims that the Company is infringing on proprietary rights of others, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

          The Company has been required to place the source code for certain of its software in escrow for the benefit of Xerox, and such software will be released to Xerox in the event that the Company either files bankruptcy and as a result is unable to deliver products for the thirty (30) days of the previously committed date, or ceases operations.

          The Company relies upon certain software licensed from third parties. There can be no assurance that the software licensed by the Company will continue to provide competitive features and functionality or that licenses for software currently utilized by the Company or other software which the Company may seek to license in the future will be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent software or suitable alternative products could be developed, identified, licensed and integrated, and the inability to license key new software that may be developed, on commercially reasonable terms, would have a material adverse effect on the Company's competitive position. Any such event would materially adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

          As of September 30, 1996, the Company employed 50 people, including 27 in research and development, 5 in operations, 11 in sales and marketing, and 7 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

          The Company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the Company's industry is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel necessary for the development of its business.

EXECUTIVE OFFICERS AND KEY PERSONNEL

          The following table sets forth certain information regarding the executive officers and other key personnel of the Company:

            NAME                AGE                    POSITION
-----------------------------   ---   -------------------------------------------
Kevin K. Macgillivray            37   President, Chief Executive Officer and
                                      Director

Joan P. Platt                    42   Chief Financial Officer and
                                      Vice President, Finance and Administration

Timothy D. Kleffman              38   Vice President, Engineering Operations

Christine A. Beheshti            34   Vice President, Software Engineering

Richard A. Falk                  37   Chief Scientist

          Kevin K. Macgillivray has served as President and Chief Executive
          ---------------------
Officer of the Company since the Acquisition in January 1996. From April 1995 until the Acquisition, Mr. Macgillivray was Vice President and General Manager of the Publishing Division of Radius, a manufacturer of computer video cards and display products, which included the CSG division. From May 1993 to April 1995, Mr. Macgillivray held other managerial positions within Radius and SuperMac, which merged into Radius in 1994. From May 1991 to May 1993, Mr. Macgillivray was Vice President and General Manager of Oce Graphics USA, a computer peripherals manufacturer. Mr. Macgillivray received a B.S. in Mechanical Engineering from Stanford University.

          Joan P. Platt joined the Company in March 1996 as Vice President,
          -------------
Finance and Administration and Chief Financial Officer. From October 1986 to March 1996, Ms. Platt was a general practice partner at Coopers & Lybrand L.L.P., a public accounting firm. Prior to 1986, Ms. Platt was a staff accountant and manager in the business advisory, accounting and audit practice of Coopers & Lybrand L.L.P. Ms. Platt received a B.S. in Business Administration from The Pennsylvania State University.

          Timothy D. Kleffman has served as Vice President, Engineering
          -------------------
Operations of the Company since the Acquisition. Mr. Kleffman was Director of Printer Systems within the CSG division at Radius and SuperMac from October 1992 until the Acquisition. From August 1985 to October 1992, Mr. Kleffman held various management positions at ROLM Corporation. Mr. Kleffman received a B.S. in Electrical and Computer Engineering from the University of California, Davis.

          Christine A. Beheshti has served as Vice President, Software
          ---------------------
Engineering of the Company since the Acquisition. From March 1993 until the Acquisition, Ms. Beheshti held various engineering management positions with Radius and SuperMac. From December 1990 to March 1993, Ms. Beheshti worked for ROLM Corporation, where she held various software development, management and engineering positions. Ms. Beheshti received a B.S. in Computer Science from the University of Wisconsin.

          Richard A. Falk has served as Splash's Chief Scientist since the
          ---------------
Acquisition. From October 1992 until the Acquisition, Mr. Falk served in various engineering positions with SuperMac and Radius. From August 1983 to October 1992, Mr. Falk worked for ROLM Corporation in a variety of development, engineering and management positions. Mr. Falk received a B.A. in Physical Sciences and an M.B.A. from the University of California, Berkeley.

FACTORS AFFECTING FUTURE RESULTS

          Short Period of Independent Operations; No Assurance of Future
          --------------------------------------------------------------
Profitability.   Prior to the Acquisition in January 1996, the business of the
-------------
Company had been operated as a division of Radius and, prior to the merger of SuperMac into Radius, as a division of SuperMac. Moreover, Splash was dependent on Radius through May 1996 for certain financial and administrative services and related support functions. Accordingly, the Company has had limited experience operating as an independent entity, and there can be no assurance that the Company will be able to operate effectively as an independent company. Moreover, the Company only began implementing independent accounting systems, financial, operational and management controls, and reporting systems and procedures in February 1996. The Company believes that further improvements in financial, management and operational controls will continue to be needed to manage any expansion of the Company's operations. The failure to implement such improvements could have a material adverse effect upon the Company's business, operating results and financial condition.

          Although the Company's net revenue has increased each year since fiscal 1994, the Company's limited history of operations as an independent entity make reliable predictions of future operating results difficult or impossible. In particular, the Company's recent revenue growth should not be considered indicative of future results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain growth on a quarterly or annual basis. Although the Company was profitable for fiscal 1996 (pro forma and before purchase accounting adjustments) and the first eight months of independent operations through September 30, 1996 (before purchase accounting adjustments), there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

          Fluctuations in Operating Results; Seasonal Purchasing Patterns.   The
          ---------------------------------------------------------------
Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made, and are expected to continue to make, a significant portion of their purchases of the Company's products in the second half of the Company's fiscal year. As a result, the Company's sales have historically been significantly lower, and are expected to continue to be lower, in the first quarter of the Company's fiscal year than in the immediately preceding fourth quarter. In addition, any increases in inventories by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 are recorded as net revenue when Xerox sells these products to end users. All other Power Series and PCI Series product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers over time or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

          Results in any period could also be affected by changes in market demand, competitive market conditions, sales promotion activities by the Company, its OEM customers or its competitors, market acceptance of new or existing products, sales of color copiers with which the Company's products are compatible, the cost and availability of components, the mix of the Company's customer base and sales channels, the amount of any third party funding of development expenses, the mix of products sold, the Company's ability to effectively expand its sales and marketing organization, the Company's ability to attract and retain key technical and managerial employees, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations. In the event this results in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's Common Stock would be materially and adversely affected.

          The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing and component costs. The Company expects to be required to reduce prices in response to competitive pressure and increase spending to pursue new market opportunities. In this regard, in the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources (and, in the case of the Company's principal competitor, EFI, lower product costs) than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company's overall expense level is expected to increase as the Company builds corporate infrastructure to replace services previously provided by Radius and to support expansion of operations. Accordingly, if sales are below expectations in any given period, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

          Emerging Color Server Market.   The market for the Company's color
          ----------------------------
server products has only recently begun to develop. Because the markets for digital color copiers and connected color servers are relatively new, and because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. If the color server market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

          Dependence on Xerox and Fuji Xerox.   The Company's products operate
          ----------------------------------
only with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products solely to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. Sales to Xerox in fiscal 1994, 1995 and 1996 accounted for approximately 40%, 41% and 43%, respectively, of the Company's net revenue, and sales to Fuji Xerox in such periods accounted for approximately 60%, 59% and 57%, respectively, of net revenue. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be materially and adversely affected. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

          As a result of its reliance on Xerox and Fuji Xerox, the Company currently has a very small sales and marketing organization and has limited experience with direct sales efforts. Any change in the sales and marketing efforts of Xerox or Fuji Xerox with respect to Splash's products, including any reduction in the size or effectiveness of the Xerox or Fuji Xerox sales and marketing forces, or changes in incentives for Xerox or Fuji Xerox salespersons to sell Splash products or color servers produced by competitors of Splash, could have a material adverse effect on the Company's business, operating results and financial condition.

          Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, EFI, and Fuji Xerox has recently commenced sales of EFI color servers. Either Xerox or Fuji Xerox may choose to promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products, may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce or cease purchases and sales of Splash color servers. The Company does not have contracts with Xerox and Fuji Xerox with respect to its PCI Series products and is currently operating on a purchase order basis with these customers. Although the Company is currently negotiating an agreement with Xerox and Fuji Xerox for its PCI Series products, there can be no assurance that any such agreement will be completed or that the Company will continue to receive orders from Xerox or Fuji Xerox. Any decrease in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

          Inventory Risks.   Xerox and Fuji Xerox may from time to time carry
          ---------------
excess inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. Xerox has indicated to Splash that, to eliminate this inventory and to permit Xerox to introduce the new PCI Series products, Xerox substantially reduced the selling prices of the Power Series products beginning in June 1996. Sales by Xerox of the Power Series products at a discount may have resulted or could result in reduced sales of the Company's PCI Series products and Xerox may not be able to continue to sell Splash products at historical levels once it returns to a policy of not discounting Splash products. Further, the reduced margin that Xerox will experience as a result of its efforts to sell off its inventory of the Power Series products may impair Splash's relationship with Xerox and thus could result in reduced future sales of Splash products by Xerox. Xerox may have difficulty selling color server kits for the Power Series products, which do not include a computer platform, because these units require the use of an Apple Power Macintosh based upon the NuBus architecture no longer used in Apple Power Macintosh computers. Thus, a purchaser of the earlier generation color server kit must either already possess a NuBus based Apple Power Macintosh or purchase one used. Moreover, although Xerox has no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to Xerox in light of its status as a significant customer. Reduced sales of Splash products by Xerox or any financial or other accommodation made to Xerox could have a material adverse effect on the business, operating results and financial condition of Splash. There can be no assurance that the Company will receive sufficient inventory information from Xerox or other customers over time or that the Company will in any event be able to prevent recurrence of a similar problem in the future, which could have a material adverse effect on the Company's business, operating results and financial condition.

          Dependence on Adobe Systems Incorporated.   The Company's products
          ----------------------------------------
depend on the PostScript page description language software developed by Adobe and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with future versions of PostScript, or any material defects in any future versions of PostScript software, could have a material adverse effect on the Company's business, operating results and financial condition. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1997, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

          Dependence on Apple Computer, Inc.   All of the Company's current
          ---------------------------------
products require the use of an Apple Power Macintosh computer as a computer platform. Apple has recently experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the

NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. Any efforts of the Company to migrate its products to a different computer platform would require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

          Dependence on Single Product Line.   Substantially all of Splash's
          ---------------------------------
current shipments consist, and are expected to continue to consist, of the Company's PCI Series of color server products. Because of this product concentration, a decline in demand for or pricing of these products would have a material adverse effect on the Company's business, operating results and financial condition, whether as a result of a decline in sales of complementary Xerox and Fuji Xerox copiers; a further decline in the market for Apple Power Macintosh computers; increased sales by Xerox or Fuji Xerox of color servers offered by competitors of the Company or developed internally by Xerox or Fuji Xerox; new product introductions by competitors; price competition; or technological change. Any decline in the market for this product line or any failure to timely produce new and enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

          Rapid Technological Change; Dependence on New Product Introductions.
          -------------------------------------------------------------------
The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of current products and products under development, effective manufacturing processes and the success of promotional efforts.

          The Company has recently transitioned its product offerings from its Power Series products to its PCI Series products, and there can be no assurance that the PCI Series or any future products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new products or versions in a timely manner, or if such new products or releases do not achieve timely and widespread market acceptance, it would have a material adverse effect on the Company's business, operating results and financial condition.

          Management of Expanding Operations.   The growth in the Company's
          ----------------------------------
business has placed, and any further expansion would continue to place, a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future expansion effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new management and employees into its overall operations and to continue to improve its operational, financial and management systems. In this regard, the Company's Chief Financial Officer and Vice President, Finance and Administration joined the Company on March 29, 1996, and the Company currently does not have and has been searching for a Vice President, Sales and Marketing. Moreover, the Company expects to increase significantly the size of its domestic and international sales support staff and the scope of its sales and marketing activities, and to hire additional research and development personnel. The Company's failure to manage any expansion effectively, including any failure to integrate new management and employees or failure to continue to implement and improve financial, operational and management controls, systems and procedures, could have a material adverse effect on the Company's business, operating results and financial condition.

          Need for Additional Capital.   The Company believes that in order to
          ---------------------------
remain competitive it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures. The Company believes that it will be able to fund planned expenditures for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations and existing cash balances. Upon completion of its initial public offering and the application of $23.4 million of the net proceeds therefrom for repayment of the subordinated notes and redemption of the Series A Preferred Stock, the Company had as of October 31, 1996 approximately $13.6 million in working capital, including approximately $16.0 million in cash and cash equivalents. The Company believes that it will be able to satisfy its cash requirements for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations and the Company's bank line of credit. However, the Company will continue to have limited capital resources and may require additional capital sooner. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.

          Risk of Product Defects.   The Company's products consist of hardware
          -----------------------
and software developed by Splash and others. Products such as those of the Company may contain undetected errors when first introduced or when new versions are released, and the Company has in the past discovered software and hardware errors in certain of its new products after their introduction. Although the Company has not experienced material adverse effects resulting from any errors to date, there can be no assurance that errors would not be found in new versions of Splash products after commencement of commercial shipments, or that any such errors would not result in a loss of or delay in market acceptance and have a material adverse effect upon the Company's business, operating results and financial condition. In addition, errors in the Company's products (including errors in licensed third party software) detected prior to new product release could result in delay in the introduction of new products and incurring of additional expense, which also could have a material adverse effect upon the Company's business, operating results and financial condition.

          International Sales.   All sales to Fuji Xerox are international
          -------------------
sales. As a result, international sales accounted for approximately 60%, 59% and 57% of net revenue in fiscal 1994, 1995, and 1996, respectively. In addition, although all sales to Xerox are U.S. sales, Xerox has a significant international customer base, and the Company believes that a significant portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are presently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. The Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

          Dependence on Key Personnel.   Because of the nature of the Company's
          ---------------------------
business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees and does not maintain key person life insurance policies on any of its employees.

          Risks Associated with Acquisitions.  The Company frequently evaluates
          ----------------------------------
potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customers relationships, or otherwise present opportunities which management believes enhance the Company's competitive positions. Such acquisitions would subject the Company to numerous risks, including risks associated with integration into the Company of new employees and technology. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. To date, the Company has not consummated an acquisition transaction. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.      PROPERTIES

          The Company's principal operations are located in a leased facility of approximately 24,000 square feet in Sunnyvale, California. The lease on this building expires in 2001, and the Company has an option to extend the lease for a period of up to five additional years. The Company also leases three office suites in Paris, France, primarily for sales and marketing efforts in Europe. The initial lease term on these offices expires in April 1998, and the lease is automatically renewed every three months after April 1998, unless one of the parties to the lease gives prior notice of termination. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS

          None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Pursuant to an Action by Written Consent dated August 1, 1996, the Company's stockholders approved the following matters:

     (a) the amendment and restatement of the Company's Certificate of Incorporation in connection with the Company's initial public offering;

     (b) the amendment and restatement of the Company's Bylaws in connection with the Company's initial public offering;

     (c) the amendment and restatement of the Company's 1996 Stock Plan and the reservation of an aggregate of 3,150,000 shares of the Company's Common Stock thereunder; and

     (d) the adoption of the Company's Employee Stock Purchase Plan and the reservation of 175,000 shares of the Company's Common Stock thereunder.

          Each of the above matters was approved by the following vote:

                         NUMBER OF COMMON SHARES VOTED

    For        Against   No Vote
------------   -------   -------
 9,039,028           0   310,472

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

          Since the Company's initial public offering on October 9, 1996, the Company's Common Stock has traded on the Nasdaq Stock Market under the symbol "SPLH". The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's line of credit prohibits the payment of cash dividends without the lender's prior written consent.

          As of November 30, 1996, there were approximately 69 stockholders of record.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

          The following information has been summarized from the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in connection with such consolidated financial statements and the related notes thereto.

                                                                                                                     SPLASH
                                                                                                                   TECHNOLOGY
                                                                                 PREDECESSOR BUSINESS            HOLDINGS, INC.
                                                                                 --------------------            --------------
                                                                            FISCAL YEAR            FOUR MONTHS    EIGHT MONTHS
                                                                               ENDED                  ENDED          ENDED
                                                                           SEPTEMBER 30,           JANUARY 31,   SEPTEMBER 30,
                                                                     -----------------------       -----------   --------------
                                                                      1994            1995             1996           1996
                                                                      ----            ----             ----           ----
                                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue......................................................    $16,354         $30,472       $13,008       $ 34,713
Cost of net revenue..............................................     12,068          20,723         8,427         19,381
                                                                     -------         -------       -------       --------
Gross profit.....................................................      4,286           9,749         4,581         15,332
                                                                     -------         -------       -------       --------
Operating expenses:
     Research and development....................................      1,999           3,295         1,498          2,627
     Sales and marketing.........................................        562           2,076           688          1,756
     General and administrative..................................        377             891           287          1,276
     Amortization of purchased technology
       and write-off of in-process technology....................         --              --            --         22,803
                                                                     -------         -------       -------       --------
         Total operating expenses................................      2,938           6,262         2,473         28,462
                                                                     -------         -------       -------       --------
Income (loss) from operations....................................      1,348           3,487         2,108        (13,130)
Interest expense, net............................................         --              --            18            575
                                                                     -------         -------       -------       --------
Income (loss) before provision for income taxes..................      1,348           3,487         2,090        (13,705)
Provision for (benefit from) income taxes........................         99           1,395           836         (5,509)
                                                                     -------         -------       -------       --------
Net income (loss)................................................    $ 1,249         $ 2,092       $ 1,254       $ (8,196)
                                                                     =======         =======       =======       ========
Net income (loss) per share(1)...................................                                                (    .93)
                                                                                                                 ========
Shares used in computing per share amounts(1)....................                                                   9,583
                                                                                                                 ========

                                                                                   SPLASH
                                                         PREDECESSOR             TECHNOLOGY
                                                          BUSINESS             HOLDINGS, INC.
                                                        -------------          --------------
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                            1995                    1996
                                                        -------------          --------------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital....................................        $ 2,318               $  8,771
Total assets.......................................          9,688                 30,417
Long term debt.....................................             --                  8,600
Total liabilities..................................          6,985                 19,507
Equity.............................................          2,703                 10,910

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Results."

OVERVIEW

          The Company operated as the CSG division of SuperMac from late 1992 to August 1994 and, after the merger of SuperMac into Radius, as the CSG division of Radius from August 1994 until January 1996. In January 1996, Splash was acquired by an investor group in a leveraged transaction. References below to the results of operations for the year ended September 30, 1996 refer to the results of operations of CSG for the four months ended January 31, 1996 plus the results of operations of the Company for the eight months ended September 30, 1996.

          The Company sells pre-configured color server systems and board-level server kits to two OEM customers, Xerox and Fuji Xerox, which integrate the Company's color servers with their color copiers and sell such connected systems on a worldwide basis. Sales to Xerox accounted for approximately 40%, 41% and 43% of net revenue in fiscal 1994, 1995 and 1996, respectively. Sales to Fuji Xerox accounted for approximately 60%, 59% and 57% of net revenue in fiscal 1994, 1995 and 1996, respectively. The Company expects that sales to Xerox and Fuji Xerox will continue to account for all or a substantial portion of its net revenue for the foreseeable future. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products.

          Substantially all net revenue has been derived from the sale of systems and color server kits. The Company's policy is to recognize revenue at the time of shipment of its products to its OEM customers, which have no right to return products. The Company began shipping board-level color server kits in fiscal 1993 and pre-configured color server systems in fiscal 1995. In May 1996, the Company made the transition from its Power Series products to its new PCI Series products, and continues to offer Power Series products only as server kits in limited quantities and as warranty and replacement parts. In May 1996, Xerox informed Splash that it held in its inventory a substantial quantity of
Power Series products accumulated since January 1996.   As a result of the
Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January and April 1996 are recorded as net revenue when Xerox sells these products to end users. All other Power Series and PCI Series product sales are recorded upon shipment to the OEM customer.

          The Company has achieved significant growth in net revenue and operating income each year since fiscal 1994, before purchase accounting adjustments. However, there can be no assurance that the Company's revenue will continue to grow at similar rates in the future, if at all. In addition, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and expands its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Although the Company was profitable in fiscal 1996 (pro forma and before purchase accounting adjustments) and the first eight months of independent operations through September 30, 1996 (before purchase accounting adjustments), there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

          The Company establishes its expenditure levels for operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company expects to expand its sales and marketing, technical and customer support, research and product development and administrative activities. Accordingly, if sales are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

RESULTS OF OPERATIONS

          The following table sets forth consolidated statement of operations data as a percentage of revenue for the periods indicated.

                                                                                     SPLASH
                                                           PREDECESSOR             TECHNOLOGY
                                                             BUSINESS            HOLDINGS, INC.
                                                          -------------          --------------
                                                            YEAR ENDED             YEAR ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                          -------------          --------------
                                                        1994         1995             1996
                                                        -----        ----             ----
                                                                                   (PRO FORMA)
Net revenue.........................................     100%         100%             100%
Cost of net revenue.................................      74           68               58
                                                        ----         ----             ----
Gross margin........................................      26           32               42
                                                        ----         ----             ----
Operating expenses:
   Research and development.........................      12           11                9
   Sales and marketing..............................       3            7                5
   General and administrative.......................       3            3                3
   Amortization of purchased technology
     and write-off of in-process technology.........      --           --               48
                                                        ----         ----             ----
        Total operating expenses....................      18           21               65
                                                        ----         ----             ----
Income (loss) from operations.......................       8           11              (23)
Interest expense, net...............................      --           --                1
                                                        ----         ----             ----
Income (loss) before provision for income taxes.....       8           11              (24)
Provision for (benefit from) income taxes...........      --            4              (10)
                                                        ----         ----             ----
Net income (loss)...................................       8%           7%             (14)%
                                                        ====         ====             ====

          Net Revenue.   The Company's net revenue increased 86% to $30.5
          -----------
million in fiscal 1995 from $16.4 million in fiscal 1994, and increased 56% to $47.7 million in fiscal 1996 from fiscal 1995. These increases were primarily attributable to higher unit sales of systems and color server kits. In addition, the Company has experienced a shift toward higher priced, pre-configured color server systems from lower priced color server kits, particularly in the third quarter of fiscal 1995 with the introduction of the Company's Power Series product line and in the third quarter of fiscal 1996 with the introduction of the Company's PCI Series product line. For example, since the Company's introduction of the PCI Series product line, Fuji Xerox has shifted its product purchases from substantially all kits to substantially all pre-configured systems. There can be no assurance that Fuji Xerox or Xerox will not change its mix of product purchases again in the future. Any sales mix shift toward kits would result in lower average selling prices and adversely impact net revenue. Net revenue has also been and may continue to be impacted by the Company's sales mix of systems and kits in greater or lesser memory configurations.

          Through April 1996, the Company derived substantially all of its revenue from color server products designed for NuBus-based Apple Macintosh computers, including the Power Series product line originally introduced in fiscal 1995 and the Company's original Splash color server kit products introduced in fiscal 1993. Beginning in mid-calendar 1995, Apple began to transition from a NuBus architecture in its high end Power Macintosh products to a PCI bus architecture. Accordingly, Splash developed its initial PCI bus-based product line, the PCI Series, and commenced shipment of such product line in May 1996. The

Company does not expect that sales of Power Series products will represent any material portion of net revenue in the future other than any net revenue recognized from the sale to end users of the remaining Power Series products held by Xerox.

          All sales to Fuji Xerox are international sales. As a result, international sales accounted for 60%, 59% and 57% of net revenues in fiscal 1994, 1995 and 1996, respectively. In addition, although all sales to Xerox are U.S. sales, Xerox has a significant international customer base and the Company believes that a significant portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are presently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability.

          Gross Margin.   Cost of net revenue consists primarily of the costs of
          ------------
Apple Power Macintosh computers (in the case of pre-configured systems), memory, and royalties for Adobe PostScript software, plus, to a lesser extent, the cost of other components, additional third party software license fees and royalties, and manufacturing services. Gross margins increased to 32% in fiscal 1995 from 26% in fiscal 1994, and increased to 42% in 1996. The increases in gross margin were primarily due to economies of scale derived from higher sales volumes, increases in pricing due to product improvements from additional software features, and reductions in component costs achieved through new product designs and favorable component pricing, partially offset by a sales shift toward certain lower margin pre-configured server models. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The Company expects to be required to reduce prices in response to competitive pressure. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

          Research and Development.   Research and development expenses consist
          ------------------------
primarily of compensation and related costs, consulting fees and depreciation of equipment. Research and development expenses increased 65% to $3.3 million in fiscal 1995 from $2.0 million in fiscal 1994, and increased 24% to $4.1 million fiscal 1996 from fiscal 1995. As a percentage of net revenue, however, research and development decreased to 11% in fiscal 1995 from 12% in fiscal 1994, and 9% of net revenue in fiscal 1996. These increases in the absolute dollar amount of these expenses were primarily attributable to increased staffing and associated support required to enhance the Company's product line and, in fiscal 1995 and 1996, to introduce the Company's Power Series and PCI Series product lines, respectively. Except for charges related to the Acquisition, all research and development costs to date have been expensed as incurred. In view of current projects under development and contemplated, research and development expenses are expected to increase in absolute dollars in future periods, although they may vary as a percentage of net revenue.

          Sales and Marketing.   Sales and marketing expenses consist primarily
          -------------------
of salaries and related costs, consulting fees, trade show costs and marketing materials. Sales and marketing expenses increased 269% to $2.1 million in fiscal 1995 from $562,000 in fiscal 1994 and increased 14% to $2.4 million in fiscal 1996 from fiscal 1995. Such expenses represented 7%, 3% and 5% of net revenue for such respective periods. The increase in the absolute dollar amount of these expenditures was primarily related to expansion of the Company's sales support and marketing staff and associated costs, primarily to increase the Company's level of support for Xerox's sales organization. The Company intends to continue to increase sales and marketing expenses in an effort to enhance sales support capabilities and to pursue promotional programs designed to improve name and product recognition in the end user community.

Accordingly, sales and marketing expenses are expected to increase in absolute dollars in future periods, although they may vary as a percentage of net revenue.

          General and Administrative.   General and administrative expenses
          --------------------------
prior to January 31, 1996 consisted primarily of an allocation of overhead expenses by Radius and SuperMac based on headcount. Since February 1, 1996, general and administrative expenses have consisted primarily of compensation and related costs, and consulting and professional fees. General and administrative expenses increased 136% to $891,000 in fiscal 1995 from $377,000 in fiscal 1994, representing 3% of net revenue for each respective period, and increased 80% to $1.6 million in fiscal 1996 from fiscal 1995, representing 3% of net revenue. The increase from 1994 to 1995 was primarily due to increased salary and related costs due to increased headcount. The increase in fiscal 1996 was primarily related to the Company's efforts to enhance its corporate infrastructure to replace services provided by Radius prior to the Acquisition, and to support expansion of the Company's operations. The Company believes that its general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, expands its administrative staff and incurs additional costs relating to being a public company.

          Acquisition-Related and Non-Operating Expenses.   In fiscal 1996, the
          ----------------------------------------------
Company recorded certain costs related to the Acquisition, including a write-off of $19.3 million of in-process research and development, and the amortization in full through May 1996 of $3.4 million of purchased technology. These in-process research and development projects related to the development of the Company's PCI Series product line. Substantially all the research and development costs incurred from the Acquisition through May 1996 (the time of the PCI Series product launch) were for the development of the PCI Series products. Through September 30, 1996, the Company had incurred interest costs pursuant to the subordinated notes and line of credit established in connection with the Acquisition, offset in part by interest earned on short-term investments.

          Provision for Income Taxes.   The Company accounts for income taxes in
          --------------------------
accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." For fiscal 1994, 1995 and 1996, the Company estimated a provision for income taxes as if CSG had been operating as a separate company. In addition, as a result of the Acquisition, the Company recorded a deferred tax asset of approximately $9.1 million and realized a corresponding credit to the provision for income taxes, arising from the difference in treatment of acquired intangible assets for tax and financial reporting purposes. The Company has not reduced the deferred tax asset by a valuation allowance as it is more likely than not that all of the deferred tax asset will be realized through future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

          From fiscal 1994 until the Acquisition in January 1996, the Company satisfied its liquidity requirements through cash flow generated from operations. The Company had limited cash balances following the Acquisition and satisfied its cash needs through a $4.0 million revolving line of credit and cash flow from operations.

          As of September 30, 1996, the Company had $6.2 million of cash and cash equivalents and had repaid all borrowings under its bank line of credit. Borrowings are available under the line of credit based on a percentage of eligible accounts receivable and inventory, and at September 30, 1996, borrowings of $2.9 million were available. Borrowings under the line of credit bear interest at prime rate. The line of credit expires on January 1, 1998. The Company also had outstanding an aggregate of $8.0 million of subordinated promissory notes issued to stockholders in connection with the Acquisition. The subordinated promissory notes had an interest rate of 12% per annum, payable quarterly. The notes were valued at $8.6 million by an independent third party valuation. On October 16, 1996, the Company repaid the notes in full out of the proceeds of its initial public offering. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

          The Company's operating activities provided $4.2 million in cash in fiscal 1995, primarily due to increases in accounts payable, other accrued liabilities, royalties payable and income taxes payable, offset in part by an increase in inventories. For fiscal 1996, the Company generated $6.7 million in cash from operations, primarily due to increases in accounts payable, other accrued liabilities, deferred revenue and income taxes payable, and decreases in accounts receivable, partially offset by a decrease in royalties payable.

          Notwithstanding an increase in net revenue over the respective periods, accounts receivable decreased to $4.7 million at September 30, 1995 from $5.3 million at September 30, 1994. This was due to the introduction and significant shipments of a new product series in late fiscal 1994 causing the resulting accounts receivable balance to be unusually high at September 30, 1994. The accounts receivable balance increased to $5.8 million at September 30, 1996 as the Company increased net revenues from fiscal 1995, partially offset by improved cash collection procedures which were implemented after the Acquisition. Inventories increased to $4.0 million at September 30, 1995 from $1.3 million at September 30, 1994 and decreased to $3.7 million at September 30, 1996, primarily due to a delay in product shipments at the end of fiscal 1995. Trade accounts payable, other accrued liabilities and royalties payable increased to $5.6 million at September 30, 1995 from $2.3 million at September 30, 1994, then decreased to $5.0 million at September 30, 1996, primarily due to a slowdown in vendor payments imposed by Radius, of which the Company was a division in fiscal 1994 and 1995, and the Company's subsequent payment of vendor obligation after the Acquisition.

          Investing activities used $444,000 in cash in fiscal 1995 and $24.0 million in cash in fiscal 1996. These amounts represented purchases of property and equipment and, in fiscal 1996, $23.4 million in cash used in connection with the Acquisition. Financing activities used $3.7 million in cash in fiscal 1995, consisting of cash transfers to Radius and provided $23.6 million in cash in fiscal 1996, consisting primarily of financing related to the Acquisition.

          The Company has no material commitments other than obligations under operating leases. See Note 6 of Notes to Consolidated Financial Statements.

          In October 1996, the Company used $23.4 million of the net proceeds of its initial public offering for repayment of the subordinated promissory notes payable to stockholders and redemption of its Series A Preferred Stock. See Notes 5 and 7 of Notes to Consolidated Financial Statements. The remaining net proceeds will be used for working capital and general corporate purposes. The Company believes that it will be able to satisfy its cash requirements for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations and the Company's bank line of credit. However, the Company will continue to have limited capital resources and may require additional capital sooner. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

          Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 26, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's annual meeting of Stockholders to be held on February 26, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's annual meeting of Stockholders to be held on February 26, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's annual meeting of Stockholders to be held on February 26, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's annual meeting of Stockholders to be held on February 26, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:                                                                       Page Number
                                                                                                                -----------
             Report of Independent Accountants                                                                           27
             Consolidated Balance Sheets:                                                                                28
               September 30, 1995 and 1996
             Consolidated Statements of Operations:                                                                      29
               Years ended September 30, 1994 and 1995, the four months ended
               January 1996, and the eight months ended September 30, 1996
             Consolidated Statement of Stockholder's Equity:                                                             30
               Eight months ended September 30, 1996
             Predecessor Business Statement of Parent Company Investment:                                                30
               Years ended September 30, 1994, 1995 and four months ended
               January 31, 1996
             Consolidated Statement of Cash Flows:                                                                       31
               Years ended September 30, 1994 and 1995, the four months ended
               January 1996, and the eight months ended September 30, 1996
             Notes to Consolidated Financial Statements                                                                  32

(a)(2)       Financial Statement Schedules:

             Report of Independent Accountants
             Schedule II

             Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3)       Exhibits:  See Index to Exhibits Page.  The Exhibits listed in the accompanying
               Index of Exhibits are filed as part of this Report.

(b)          Reports on Form 8-K:    None.

(c)          Exhibits: See Index to Exhibits Page.  The Exhibits listed in the accompanying
               Index of Exhibits are filed as part of this Report.

(d)          Financial Statement Schedules:    See (a)(1) above

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Splash Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Splash Technology Holdings, Inc. and its subsidiaries as of September 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the eight months ended September 30, 1996. We have also audited the balance sheets at September 30, 1994 and 1995, and the statements of operations, cash flows and parent company investment of the Predecessor Business for the years ended September 30, 1994 and 1995, and the four months ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Splash Technology Holdings, Inc. and its subsidiaries as of September 30, 1996, and the consolidated results of their operations and their cash flows for the eight months ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the financial statements of the Predecessor Business referred to above present fairly, in all material respects, the financial position of the Predecessor Business as of September 30, 1994 and 1995 and the results of its operations and its cash flows for the years ended September 30, 1994 and 1995, and for the four months ended January 31, 1996, in conformity with generally accepted accounting principles.



                                          COOPERS & LYBRAND L.L.P.

San Jose, California
October 14, 1996, except for Notes 5 and 12, for which the date is October 16, 1996, and for Notes 7 and 12, for which the date is October 18, 1996

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1995 and 1996
                       (in thousands, except share data)

                                                                           Predecessor              Splash Technology
                                                                            Business                 Holdings, Inc.
                                                                          ------------        --------------------------------
                                                                                                                    Pro forma
                                                                                                                     (Note 2)
                                                                          September 30,       September 30,       September 30,
                      ASSETS                                                  1995                1996                 1996
                                                                          -------------       -------------       ------------
Current Assets:                                                                                                    (unaudited)
 Cash and cash equivalents                                              $     -                $ 6,179
 Accounts receivable, net of allowance for doubtful
  accounts of $84 and $299 in 1995 and 1996, respectively                 4,716                  5,767
 Inventories                                                              3,965                  3,651
 Prepaid expenses and other current assets                                    -                    119
 Deferred income taxes                                                      622                  3,962
                                                                        -------                -------
       Total current assets                                               9,303                 19,678
Property and equipment, net                                                 385                    913
Deferred income taxes                                                         -                  8,315
Other assets                                                                  -                  1,511
                                                                        -------                -------
       Total assets                                                     $ 9,688                $30,417
                                                                        =======                =======
                  LIABILITIES
Current Liabilities:
 Trade accounts payable                                                 $ 2,538                $ 1,239
 Other accrued liabilities                                                1,074                  2,533
 Royalties payable                                                        1,978                  1,260
 Deferred revenue                                                             -                  4,150
 Income taxes payable                                                     1,395                  1,725
                                                                        -------                -------
        Total current liabilities                                         6,985                 10,907
Subordinated promissory notes payable to stockholders                         -                  8,600
                                                                        -------                -------
        Total liabilities                                                 6,985                 19,507
                                                                        -------                -------
Commitments (Note 6)

              STOCKHOLDER'S EQUITY
Preferred stock:
 Authorized: 5,000,000 shares;
 Series A preferred stock, par value $.001 per share:
   Authorized, issued and outstanding: 15,426 shares                          -                      1         $      1
   (Liquidation value:  $15,735)
 Series B preferred stock, par value $.001 per share:
   Authorized, issued and outstanding: 4,282
    shares in 1996 and no shares pro forma                                    -                      1                -
   (Liquidation value: $4,338)
Parent company investment                                                 2,703
Common stock, par value $.001 per share:
   Authorized: 10,000,000 shares in 1996 and 50,000,000
    shares pro forma; issued and outstanding: 7,603,123
    shares in 1996 and 9,344,252 shares pro forma                             -                      8                9
Additional paid-in capital                                                                      19,826           19,826
Retained earnings (accumulated deficit)                                       -                 (8,926)          (8,926)
                                                                        -------                -------         --------
        Total stockholders' equity                                        2,703                 10,910         $ 10,910
                                                                        -------                -------         ========
         Total liabilities and stockholders' equity                     $ 9,688                $30,417
                                                                        =======                =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                                    Splash
                                                                                                  Technology
                                                                                                   Holdings,
                                                          Predecessor Business                       Inc.
                                          -------------------------------------------------     -------------
                                                                                    Four             Eight
                                                   Year Ended                      Months           Months
                                                  September 30,                    Ended             Ended
                                          -------------------------             January 31,      September 30,
                                             1994            1995                   1996             1996
                                          ---------       ---------             -----------      ------------
Net revenue                                 $16,354         $30,472                $13,008         $ 34,713
Cost of revenue                              12,068          20,723                  8,427           19,381
                                            -------         -------                -------         --------
     Gross profit                             4,286           9,749                  4,581           15,332
                                            -------         -------                -------         --------
Operating expenses:
 Research and development                     1,999           3,295                  1,498            2,627
 Sales and marketing                            562           2,076                    688            1,756
 General and administrative                     377             891                    287            1,276
 Amortization of purchased technology
  and goodwill and write-off of
  in-process technology                           -               -                      -           22,803
                                            -------         -------                -------         --------
     Total operating expenses                 2,938           6,262                  2,473           28,462
                                            -------         -------                -------         --------
      Income (loss) from operations           1,348           3,487                  2,108          (13,130)
Interest expense, net                             -               -                     18              575
                                            -------         -------                -------         --------
      Income (loss) before provision
       for income taxes                       1,348           3,487                  2,090          (13,705)
Provision for (benefit from) income taxes        99           1,395                    836           (5,509)
                                            -------         -------                -------         --------
        Net income (loss)                   $ 1,249         $ 2,092                $ 1,254         $ (8,196)
                                            =======         =======                =======         ========
Net loss per share                                                                                    $(.93)
                                                                                                   ========
Shares used in per share calculation                                                                  9,583
                                                                                                   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                                                             Retained
                                               Preferred Stock          Common Stock         Additional      Earnings
                                               ---------------          -------------          Paid-In     (Accumulated
                                           Shares       Amount        Shares       Amount      Capital       Deficit)      Total
                                           ------       ------        ------       ------    ----------      ---------   --------
Balances, February 1,1996
   Issuance of preferred stock:
         Series A                          15,426         $ 1                                 $14,699                     $14,700
         Series B                           4,282           1                                   4,099                       4,100
   Issuance of common stock                                           7,008,746      $ 8          198                         206
   Exercise of employee stock options                                   599,627                   101                         101
   Accretion for dividends on Series A
       and B preferred stock                                                                      730            (730)
   Repurchase of common stock                                            (5,250)                   (1)                         (1)
   Net loss                                                                                                    (8,196)     (8,196)
                                           ------         ---         ---------      ---      -------         -------     -------
   Balances, September 30, 1996            19,708         $ 2         7,603,123      $ 8      $19,826         $(8,926)    $10,910
                                           ======         ===         =========      ===      =======         =======     =======

                         PREDECESSOR BUSINESS STATEMENT
                          OF PARENT COMPANY INVESTMENT
                                 (In thousands)

Balance, October 1,1993                    $   (20)
  Net change in parent company
   investment                                3,097
  Net income                                 1,249
                                           -------
Balance, September 30, 1994                  4,326
  Net change in parent company
   investment                               (3,715)
  Net income                                 2,092
                                           -------
Balance, September 30, 1995                  2,703
  Net change in parent company
   investment                                  (12)
  Net income                                 1,254
                                           -------

Balance, January 31, 1996                  $ 3,945
                                           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                       Splash
                                                                                                     Technology
                                                        Predecessor Business                        Holdings, Inc.
                                           -------------------------------------------------        --------------
                                                                                     Four              Eight
                                                                                    Months             Months
                                                      Year Ended                    Ended               Ended
                                                     September 30,                January 31,       September 30,
                                               ------------------------           ----------        ------------
                                                 1994             1995               1996               1996
                                                 ----             ----               ----               ----
Cash flows from operating activities:
  Net income (loss)                            $ 1,249      $ 2,092             $ 1,254          $ (8,196)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
    Depreciation and amortization                   80          259                 102               195
    Provision for doubtful accounts                 16           68                  17               198
    Purchased and in-process technology              -            -                   -            22,729
    Deferred income taxes                         (622)           -                 622           (11,409)
    Changes in assets and liabilities:
      Accounts receivable                       (3,947)         490              (4,597)            3,330
      Inventories                                 (513)      (2,678)              2,231            (1,917)
      Prepaid expenses and other
       current assets                                -            -                   -              (119)
      Other assets                                   -            -                   -              (464)
      Trade accounts payable                      (914)       1,766              (2,391)            1,093
      Other accrued liabilities                    317          743               1,986              (464)
      Royalties payable                            796          745               1,434            (2,112)
      Deferred revenue                               -            -                 905             1,080
      Income taxes payable                         721          674                (559)            1,725
                                               -------      -------             -------          --------
          Net cash provided by (used
           in) operating activities             (2,817)       4,159               1,004             5,669
                                               -------      -------             -------          --------
Cash flows from investing activities:
  Purchase of property and equipment              (280)        (444)                (63)             (604)
  Acquisition of Color Server Group
   from Radius                                       -            -                   -           (23,421)
                                               -------      -------             -------          --------
          Net cash used in investing
           activities                             (280)        (444)                (63)          (24,025)
                                               -------      -------             -------          --------
Cash flows from financing activities:
  Proceeds from Series A preferred stock             -            -                   -            14,700
  Proceeds from common stock                         -            -                   -               206
  Proceeds from subordinated debt                    -            -                   -             8,600
  Exercise of stock options for cash                 -            -                   -               100
  Net change in Parent Company
   Investment                                    3,097       (3,715)                (12)                -
                                               -------      -------             -------          --------
          Net cash provided by (used
           in) financing activities              3,097       (3,715)                (12)           23,606
                                               -------      -------             -------          --------
Net increase in cash                                 -            -                 929             5,250
Cash and cash equivalents at beginning
 of period                                           -            -                   -               929
                                               -------      -------             -------          --------
Cash and cash equivalents at end of
 period                                        $     -    $      -              $   929          $  6,179
                                               =======    =========             =======          ========
Supplemental disclosure of cash flow
 information:
  Taxes paid                                   $     -    $      -              $     -          $  4,175
   Interest paid                               $     -    $      -              $     -          $    704
Non-cash financing activities:
  Accretion of preferred stock                 $     -    $      -              $     -          $    730
  Issuance of Series B preferred stock         $     -    $      -              $     -          $  4,100

  The accompanying notes are an integral part of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    RECENT REORGANIZATION AND BASIS OF PRESENTATION:
      -----------------------------------------------

          Splash Technology Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries Splash Technology, Inc., Splash Foreign Sales Corporation and Splash Technology S.a.r.l., develops, produces and markets color servers that provide an integrated link between desktop computers and digital color copiers and enable such copiers to provide high quality, high speed networked color printing and scanning. The Company sells its color servers through two original equipment manufacturers ("OEMs") who integrate the Company's color servers into connected digital color copier systems which are sold to end users in North and South America, Europe, Asia, Australia, Japan, New Zealand, Africa and the Middle East. The Company operates in one business segment.

          The business of the Company was previously operated as the unincorporated Color Server Group of SuperMac Technologies, Corp. ("SuperMac") until August 1994 when SuperMac merged with Radius Inc. ("Radius"). In January 1996, the assets and liabilities of the Color Server Group of Radius were transferred by Radius into its newly created wholly-owned subsidiary, Splash Technology, Inc. In December 1995, Splash Technology Holdings, Inc. was incorporated in Delaware and was capitalized by the sale of Series A preferred stock and common stock and subordinated debt to an investor group consisting of certain affiliates of Summit Partners, L.P. and Sigma Partners, L.P. On January 31, 1996, Splash Technology, Inc. merged with a wholly-owned subsidiary of Splash Technology Holdings, Inc. and as part of the consideration for the merger, Splash Technology Holdings, Inc. issued Series B preferred stock to Radius. The surviving corporation in the merger was Splash Technology, Inc., a wholly owned subsidiary of the Company.

          The acquisition of Splash Technology, Inc. was regarded as a purchase of net assets accounted for under the purchase method of accounting as of January 31, 1996. The total purchase price of $27,843,000 (including the costs of the acquisition of $321,000), consisting of cash and the fair value of Series B preferred stock of $4,100,000, has been allocated to the net assets acquired based on their estimated fair values as of January 31, 1996. The two principal components of the initial excess purchase price allocation included in-process research and development projects ($19,324,000) and existing purchased technology ($3,405,000). The Company allocated a portion of the purchase price to various in-process research and development projects that had identifiable economic value and expensed this value as of the date of the acquisition. The existing purchased technology related to the Company's Power Series products for which the Company was developing a replacement product at the time of the acquisition due to the discontinuance of the Apple Nubus architecture on which the Power Series products relied. The Company transitioned to the new product in May 1996 and, accordingly, the fair value of the purchased technology was fully amortized over the four months to May 31, 1996.

          The fair value of the assets acquired (net of cash acquired of $929,000) and liabilities assumed were as follows:

In-process technology           $19,324
Purchased technology              3,405
Receivables                       9,296
Inventories                       1,734
Property and equipment              430
Other long-term assets            1,121
Payables                           (147)
Other accrued liabilities        (6,049)
Deferred revenue                 (2,200)
                                -------
                                $26,914
                                =======

          Of the purchase consideration, $2,350,000 remains in escrow pending resolution of certain events including unasserted claims.

          The Predecessor Business's financial statements presented herein include the results of operations and cash flows for the year ended September 30, 1994 and 1995 and for the four months ended January 31, 1996, and the balance sheet as of September 30, 1995, as if the Color Server Group existed as a corporation separate from Radius and Super Mac during such periods on a historical basis. The Company's financial statements presented herein include the results of operations and cash flows for the eight months ended September 30, 1996 and the balance sheet as of that date.

          Radius and SuperMac each performed certain corporate headquarter functions on behalf of the Color Server Group and provided certain marketing, technology, human resource, financial and accounting services. Costs associated with these services have been allocated to the Color Server Group based on relative headcount, which management believes is a reasonable basis for allocation.


2.    Summary of Significant Accounting Policies:
      ------------------------------------------

BASIS OF CONSOLIDATION:

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Splash Technology, Inc., Splash Foreign Sales Corporation, and Splash Technology S.a.r.l. All significant intercompany transactions between the entities have been eliminated.

USE OF ESTIMATES:

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION:

          Revenue is generally recognized upon shipment of the product to the customer. The Company generally does not grant rights of return. In May 1996, the Company made the transition from its Power Series products to its new PCI Series products. In calendar year 1996, one of the Company's OEM customers accumulated a substantial quantity of the Power Series product. Due to the transition of products and the accumulation of Power Series product, the Company is recognizing revenue from the sales of the Power Series product upon notification from the OEM that the product has been sold to their end-user. At September 30, 1996, the Company had deferred revenue of approximately $4.2 million from sales of the Power Series products to one of its OEM customers.

WARRANTIES:

          The Company's products are generally warranted for 15 months. Estimated future costs of repair, replacement, or customer accommodations are reflected in the accompanying consolidated financial statements.

RESEARCH AND DEVELOPMENT:

          Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

INCOME TAXES:

          The Company uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

          Income taxes have been provided in the Predecessor Business statements of operations as if the Predecessor Business was a separate taxable entity. Since the division was not a separate taxable entity but was included in the consolidated income tax returns of the Radius and SuperMac companies, the current benefit from or provision for U.S. federal and state income taxes was assumed to be receivable from or payable to Radius or SuperMac in the period presented. In accordance with the merger agreement with Radius, the Company is not required to repay Radius for the utilization of their tax losses against the Company's taxable income as a Predecessor Business. Such benefits are reflected as capital contributions as of each fiscal year end.

CASH AND CASH EQUIVALENTS:

          All highly liquid investments with an original, or remaining, maturity of three months or less at the date of purchase and money market funds are considered cash equivalents.

          Cash and cash equivalents consist primarily of money market funds held in U.S. banks and other financial institutions.

FINANCIAL INSTRUMENTS:

          The Company's financial instruments, including borrowings under the line of credit and the subordinated promissory notes payable to stockholders, are stated at fair value.

INVENTORIES:

          Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT:

          Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives ranging from three to seven years or, in the case of leasehold improvements, the lease period, if shorter. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts, and the resulting gains or losses are reflected in the statements of income. The Predecessor Business' accounting policy was to expense all items of property and equipment upon acquisition. Therefore, appropriate adjustments have been included in the financial statements to reflect the capitalization and depreciation of property and equipment during the periods presented.

CONCENTRATION OF CREDIT AND OTHER RISKS:

          Cash and cash equivalents are primarily deposited with major banks and
other financial institutions in the United States.   Deposits in these
institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

          The Company sells its products to two OEM customers who distribute the Company's products with their color copiers on a worldwide basis. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral for its receivables and maintains an allowance for potential credit losses. At September 30, 1996, the accounts receivable balance is comprised primarily of one customer, which represents 93% of accounts receivable.

          Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers.

RECENT PRONOUNCEMENTS:

          During March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and, in certain situations, to recognize an impairment loss. SFAS 121 will become effective for the Company's year ending September 30, 1997. The Company believes the impact will not be significant.

          During October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company intends to continue to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 will be effective for fiscal years beginning after December 15, 1995, and will require the Company to provide additional disclosures in the financial statements for the year ending September 30, 1997. The Company believes the impact will not be significant.

COMPUTATION OF NET LOSS PER SHARE:

          Net loss per share is computed using the weighted average number of common shares outstanding during the period.

          The Company has determined the number of shares used in calculating earnings per share pursuant to the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. SAB 83 requires the Company to include all common shares and all common share equivalents issued during the 12 month period preceding the filing date of an initial public offering in its calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented. Net loss for the purposes of the computation reflects the dividend accretion on the shares of preferred stock.

UNAUDITED PRO FORMA INFORMATION:

          In conjunction with the initial public offering, all of the Company's outstanding Series B Convertible Preferred Stock converted into shares of Common Stock as described in Note 7. The pro forma effect of this conversion has been reflected in the accompanying pro forma balance sheet assuming the conversion had occurred September 30, 1996.

3.   Balance Sheet Detail (in thousands):
     --------------------

INVENTORIES:

                                                              Splash
                                                             Technology
                                            Predecessor      Holdings,
                                             Business           Inc.
                                           ------------     ------------
                                           September 30,    September 30,
                                               1995             1996
                                           ------------     ------------
Raw materials                                 $  591           $1,580
Work in process                                  166                -
Finished goods                                 3,208            2,071
                                              ------           ------
                                              $3,965           $3,651
                                              ======           ======

PROPERTY AND EQUIPMENT:

                                                              Splash
                                                             Technology
                                            Predecessor      Holdings,
                                             Business           Inc.
                                           ------------     ------------
                                           September 30,    September 30,
                                               1995             1996
                                           ------------     ------------
Furniture and fixtures                        $  201           $  392
Computer equipment                               523              415
Leasehold improvements                             -               81
Trade show booth                                   -              146
                                              ------           ------
                                                 724            1,034
Less accumulated depreciation
  and amortization                              (339)            (121)
                                              ------           ------
                                              $  385           $  913
                                              ======           ======

4.   Revolving Credit Facility:
     -------------------------

          In September 1996, the Company entered into an agreement with a bank to borrow up to a maximum of $5,000,000 under a revolving line of credit subject to a borrowing base of 80% and 75% of eligible domestic and foreign accounts receivable, respectively. The line bears interest at prime rate, is collateralized in accounts receivable, owned property and equipment and inventory of the Company, and matures on January 1, 1998. The agreement contains dividend restrictions and certain financial covenants concerning liquidity, net worth and indebtedness ratios, as well as profitability. The Company has no borrowings outstanding under the line of credit as of September 30, 1996.

5.   Subordinated Promissory Notes Payable to Stockholders:
     -----------------------------------------------------

          The Company issued subordinated promissory notes payable to stockholders, with a face value totaling $8,000,000, which bear interest at 12%, payable quarterly. The subordinated promissory notes were issued to certain stockholders concurrent with the issuance of the Series A preferred stock and the fair value of the notes was established at $8,600,000 by an independent third party valuation. On October 16, 1996, the Company repaid the subordinated promissory notes payable to shareholders with proceeds of its initial public offering (see Note 12).

6.   Commitments:
     -----------

          The Company leases certain office facilities under noncancelable operating leases which expire through April 2001. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the term of certain lease agreements, the leases may be extended, at the Company's options, and certain of the leases provide for adjustments of the minimum monthly rent.

Future minimum annual lease payments under the leases are as follows (in thousands):

    Period Ending
    -------------
September 30, 1997       $   413
September 30, 1998           416
September 30, 1999           417
September 30, 2000           431
September 30, 2001           294

Rent expense for the eight months ended September 30, 1996 was $226.

7.   Preferred Stock:
     ---------------

          The Company has authorized and issued 15,426 shares of Series A preferred stock at a face value of $1,000 per share and 4,282 shares of Series B preferred stock, in a noncash transaction as part of the consideration for the acquisition (see Note 1). The valuation of the Series A and Series B preferred stock by an independent third party resulted in assigning values of $14,700,000 and $4,100,000, respectively, for those instruments. The carrying amounts of both Series A and Series B have been increased by amounts representing dividends not currently declared or paid but which may be payable under the stocks' dividend rights. The increases have been effected by a charge against retained earnings.

          On October 9, 1996, the Company initiated trading of its common stock under an initial public offering. On October 18, 1996, the Company redeemed the Series A preferred stock, and the Series B preferred stock converted to common stock.

8.   Common Stock:
     ------------

          On January 31, 1996, the Company sold 7,008,746 shares of common stock for $80,100. These shares have been valued at $206,000 based on an independent third party appraisal. The Company has granted certain registration rights to certain holders of common shares, options, warrants and convertible securities.

          In connection with a line of credit, the Company issued a bank a warrant to purchase 8,750 shares of common stock with an exercise price of $0.011 per share. The warrant is not exercisable until the earlier of January 31, 1997, an initial public offering, or an asset sale or merger. The warrant expires on January 31, 2001.

STOCK OPTIONS AND REPURCHASE AGREEMENTS:

          The Company has reserved 3,150,000 shares of common stock for issuance under its stock option plan. Under this plan, the Board of Directors may grant incentive or nonstatutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock at grant date. Options under the plan are immediately exercisable. Stock issued through option exercises are subject to the Company's right of repurchase at the original exercise price.
The number of shares subject to repurchase generally decrease by 25% of the options shares one year after the grant date, and thereafter, ratably over 36 months.

Activity for the Company's stock option is summarized as follows:

                                                                                   Average
                                                Available     Outstanding           Price             Amount
                                                ---------     -----------        ------------     -------------
                                                                                                  (in thousands)
           Options authorized                   3,150,000
           Options granted                       (894,880)        894,880         $0.14-$11.00        $  758
           Options canceled                        27,128         (27,128)        $       0.14             4
           Options repurchased                      5,250               -         $       0.14            (1)
           Options exercised                            -        (599,627)        $ 0.14-$0.29           101
                                                ---------         -------                             ------
Balances, September 30, 1996                    2,287,498         268,125         $0.14-$11.00        $  862
                                                =========         =======                             ======

          The terms of each option are no more than 10 years from the date of the grant. At September 30, 1996, all options and shares outstanding under the Plan were subject to repurchase.

9.   Business Segments, Exports and Major Customers:
     ----------------------------------------------

          The Company operates in a single industry segment encompassing the development, manufacture, sales and support of high performance color servers.

          The Company sells its products to OEM customers in the United States and Japan. Net revenue from export sales accounted for 60%, 59%, 61% and 55% of total revenues for the years ended September 30, 1994 and 1995, the four months ended January 31, 1996 and the eight months ended September 30, 1996, respectively. All of export sales were made to Japan.

          In the years ended September 30, 1994 and 1995, the four months ended January 31, 1996 and the eight months ended September 30, 1996, two customers accounted for 60% and 40%, 59% and 41%; 62% and 38%; and 55% and 45% of total revenues, respectively. In addition, although all sales made to the Company's U.S. based customer are considered U.S. sales, this customer has a significant international customer base, and the Company believes that a significant portion of the Company's products purchased by the customer are resold outside the U.S.

10.  Income Taxes:
     ------------

          The provision for (benefit from) income taxes consists of the following (in thousands):

                                                                     Splash
                                                                   Technology
                           Predecessor Business                  Holdings, Inc.
                  ---------------------------------------        -------------
                                                  Four                Eight
                       Year Ended                Months              Months
                      September 30,              Ended                Ended
                  ---------------------       January 31,         September 30,
                   1994           1995            1996                1996
                  ------         ------       ----------          ------------
Current:         $ 522           $1,095          $ 192             $  4,690
    Federal        199              300             22                1,210
                 -----           ------          -----             --------
    State          721            1,395            214                5,900
                 -----           ------          -----             --------
Deferred:
    Federal       (537)               -            537               (9,794)
    State          (85)               -             85               (1,615)
                 -----           ------          -----             --------
                  (622)               -            622              (11,409)
                 -----           ------          -----             --------
                 $  99           $1,395          $ 836             $ (5,509)
                 =====           ======          =====             ========

          The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                                                                Splash
                                                                                              Technology
                                                      Predecessor Business                  Holdings, Inc.
                                             ---------------------------------------        -------------
                                                                             Four                Eight
                                                  Year Ended                Months              Months
                                                 September 30,              Ended                Ended
                                             ---------------------       January 31,         September 30,
                                              1994           1995            1996                1996
                                             ------         ------       ----------          ------------
Tax provision at federal statutory rate       34.0%          34.0%          34.0%                (35.0)%
State taxes, net of federal tax benefit        6.1            6.1            6.1                  (6.0)
Net operating losses                         (33.3)             -              -                     -
Other                                          0.6           (0.1)          (0.1)                  1.0
                                               ----          -----          -----               -------
                                               7.4%          40.0%          40.0%                (40.0)%
                                               ====          =====          =====               =======

          The components of the deferred tax asset are as follows (in thousands):

                                                                     September 30,
                                                                 ----------------------
                                                                  1995            1996
                                                                 -------        -------
Deferred tax assets:
  In-process and purchased technology                            $    -          $ 8,903
  Receivables allowances                                             34              511
  Inventory valuation allowance                                     221              422
  Warranty accruals                                                 128              191
  State taxes                                                       102              424
  Deferred revenue                                                    -             1704
  All other                                                         137              122
                                                                  -----          -------
  Total deferred tax assets                                         622           12,277
  Long-term portion of in-process and purchased technology            -           (8,315)
                                                                 ------          -------
  Current portion of deferred tax asset                          $  622          $ 3,962
                                                                 ======          =======

          At September 30, 1996, the Company assessed the recoverability of the deferred tax asset and based on its expectations about taxable income for future periods, determined that it was more likely than not that the entire deferred tax asset would be recovered.

11.  Employee Benefit Plans:
     ----------------------

          The Company adopted the Splash Technology, Inc. 401(k) Profit Sharing Plan (the "Plan") effective April 1996, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. The Company, at its discretion, may make additional contributions. All employer contributions are 100% vested after four years. During the eight months ended September 30, 1996, the Company recorded approximately $119,000 in contributions to the Plan.

          On July 31, 1996, the Board of Directors adopted a payroll deduction Employee Stock Purchase Plan, effective upon the closing of the planned initial public offering of the common stock, and reserved an aggregate of 175,000 shares of common stock for issuance thereunder.

12.  Subsequent Events:
     -----------------

      On October 3, 1996, the following corporate matters were completed:

      . The Company's Amended and Restated Certificate of Incorporation was amended to increase the Company's authorized number of shares to an aggregate of 50,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share.

      . The Company's common stock was split 3.5 shares to one share. The accompanying financial statements reflect the stock split.

      On October 9, 1996, the Company initiated trading of 2,600,000 shares of its common stock under an initial public offering. On October 16, 1996, the proceeds from the initial public offering were used to retire the subordinated debt (see Note 5). On October 18, 1996, the Company redeemed its Series A preferred stock, and the Series B preferred stock was converted into the Company's common stock (see Note 7).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on December 24, 1996.


                                 SPLASH TECHNOLOGY HOLDINGS, INC.



                                 By:  /s/ Kevin K. Macgillivray
                                     -------------------------------
                                           Kevin K. Macgillivray
                                      President and Chief Executive Officer


                               POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kevin Macgillivray and Joan Platt and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                     DATE
-----------------------------   -----------------------------   -----------------

/s/ Kevin K. Macgillivray       Director, President and         December 24, 1996
-----------------------------   Chief Officer (Principal
Kevin K. Macgillivray           Executive Officer)

/s/ Joan P. Platt               Chief Financial Officer and     December 24, 1996
-----------------------------   Vice President, Finance and
Joan P. Platt                   Administration (Principal
                                Financial and Accounting
                                Officer)

/s/ Gregory M. Avis             Director                        December 24, 1996
-----------------------------
Gregory M. Avis

/s/ Charles W. Berger           Director                        December 24, 1996
-----------------------------
Charles W. Berger

/s/ Peter Y. Chung              Director                        December 24, 1996
-----------------------------
Peter Y. Chung

/s/ Lawrence G. Finch           Director                        December 24, 1996
-----------------------------
Lawrence G. Finch

                       REPORT OF INDEPENDENT ACCOUNTANTS

          In connection with our audit of the consolidated financial statements of Splash Technology Holdings, Inc., and its subsidiaries as of September 30, 1996 and for the eight months ended September 30, 1996, and in connection with our audit of the Predecessor Business as of September 30, 1994 and 1995, and for the years then ended and for the four months ended January 31, 1996, which financial statements are included in the Company's Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14(a)(2) herein.

          In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        COOPERS & LYBRAND L.L.P.

San Jose, California
October 14, 1996

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                          FINANCIAL STATEMENT SCHEDULE
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         BALANCE AT                                      BALANCE AT
    VALUATION FOR DOUBTFUL ACCOUNTS                      BEGINNING OF PERIOD   ADDITIONS   DEDUCTIONS    END OF PERIOD
----------------------------------------                 -------------------   ---------   -----------   -------------
Years ended:
September 30, 1994(1)...............................          $  -              $   16        $  -         $   16
September 30, 1995(1)...............................          $ 16              $   68        $  -         $   84
Four months ended January 31, 1996(1)...............          $ 84              $   17        $  -         $  101
Eight months ended September 30, 1996...............          $101              $  198        $  -         $  299

                                                         BALANCE AT                                      BALANCE AT
    VALUATION FOR INVENTORY RESERVES                     BEGINNING OF PERIOD   ADDITIONS   DEDUCTIONS    END OF PERIOD
----------------------------------------                 -------------------   ---------   ----------    -------------
Years ended:
September 30, 1994(1)..............................           $  -              $  575        $   -        $  575
September 30, 1995(1)..............................           $575              $    -        $ (25)       $  550
Four months ended January 31, 1996(1)..............           $550              $    -        $(550)       $    -
Eight months ended September 30, 1996(1)...........           $  -              $1,028        $   -        $1,028

                                                         BALANCE AT                                      BALANCE AT
    VALUATION FOR WARRANTY RESERVES                      BEGINNING OF PERIOD   ADDITIONS   DEDUCTIONS    END OF PERIOD
----------------------------------------                 -------------------   ---------   ----------    -------------
Years ended:
September 30, 1994(1).............................            $  -              $  136        $   -        $  136
September 30, 1995(1).............................            $136              $  181        $   -        $  317
Four months ended January 31, 1996(1).............            $317              $    -        $(176)      $  141
Eight months ended September 30, 1996.............            $141              $  353        $ (27)       $  467

(1)  Predecessor Business.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
------                        -----------------------

11.1                          Computation of Earnings Per Share

23.1                          Consent of Coopers & Lybrand L.L.P.

27.1                          Financial Data Schedule