Form 10-Q
period 1996-12-31
SPLASH TECHNOLOGY HOLDINGS INC
filed 1997-02-14
CIK 1020394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                           -------------------------

                                   FORM 10-Q


     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended  DECEMBER 31, 1996
                                     -----------------

                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE TRANSITION PERIOD FROM  _____  TO  ______

                       COMMISSION FILE NUMBER  000-21171

                           -------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

The number of shares outstanding of the Registrant's Common Stock, $.001 per value, as of January 31, 1997 was 12,044,750 shares.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                          FORM 10-Q QUARTERLY REPORT


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements                         3

  Item 2 - Management's Discussion and Analysis of Financial         8
             Condition and Results of Operations

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                        18

  Item 2 - Changes in Securities                                    18

  Item 3 - Defaults Upon Senior Securities                          18

  Item 4 - Submission of Matters to a Vote of Security Holders      18

  Item 5 - Other Information                                        18

  Item 6 - Exhibits and Reports on Form 8-K                         18

SIGNATURES                                                          19

EXHIBIT 11.1                                                        20

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                    Splash Technology
                                                                      Holdings, Inc.
                                                              -----------------------------
                                                              December 31,    September 30,
                                                                  1996            1996
                                                              -----------     ------------
                         ASSETS
Current Assets:                                               (Unaudited)
 Cash and cash equivalents                                    $19,053           $ 6,179
  Accounts receivable, net of allowance for doubtful
   accounts of $156 and $299 as of December 31, 1996
   and September 30, 1996, respectively                         2,253             6,582
  Inventories                                                   4,200             3,651
 Prepaid expenses and other current                               336               119
  assets
 Deferred income taxes                                          3,962             3,962
                                                              -------           -------
    Total current assets                                       29,804            20,493
Property and equipment, net                                     1,097               913
Deferred income taxes                                           8,315             8,315
Other assets                                                    1,092             1,511
                                                              -------           -------
    Total assets                                              $40,308           $31,232
                                                              =======           =======

                          LIABILITIES

Current Liabilities:
 Trade accounts payable                                       $ 2,546           $ 1,239
 Other accrued liabilities                                      4,526             3,348
 Royalties payable                                              1,452             1,260
 Deferred revenue                                               3,200             4,150
 Income taxes payable                                           2,445             1,725
                                                              -------           -------
     Total current liabilities                                 14,169            11,722
Subordinated promissory notes payable                               -             8,600
 to stockholders                                              -------           -------
     Total liabilities                                         14,169            20,322
                                                              -------           -------
                    STOCKHOLDER'S EQUITY

Preferred stock:
 Authorized: 5,000,000 shares;
 Series A preferred stock, par value $.001 per share:
   Authorized, issued and outstanding: no shares and
    15,426 shares as of December 31, 1996 and
    September 30, 1996, respectively.                              -                  1
 Series B preferred stock, par value $.001 per share:
   Authorized, issued and outstanding: no shares and 4,282
    shares as of December 31, 1996 and September 30, 1996,
    respectively.                                                  -                  1
Common stock, par value $.001 per share:
   Authorized: 50,000,000 shares; issued and outstanding:
    12,044,750  shares and 7,603,123 shares as of
    December 31, 1996 and September 30, 1996, respectively.        10                 8
Additional paid-in capital                                     31,516            19,826
Retained earnings (accumulated deficit)                        (5,387)           (8,926)
                                                              -------           -------
      Total stockholders' equity                               26,139            10,910
                                                              -------           -------
       Total liabilities and                                  $40,308           $31,232
        stockholders' equity                                  =======           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                            Splash Technology
                                                             Holdings, Inc.      Predecessor Business
                                                           ------------------    ------------------
                                                           Three Months Ended     Three Months Ended
                                                              December 31,           December 31,
                                                                  1996                   1995
                                                           ------------------    ------------------
Net revenue                                                    $15,372                $7,206
Cost of revenue                                                  7,511                 4,847
                                                               -------                ------
       Gross profit                                              7,861                 2,359
                                                               -------                ------

Operating expenses:
  Research and development                                       1,140                 1,256
  Sales, general and administrative                              1,693                   804
                                                               -------                ------
       Total operating expenses                                  2,833                 2,060
                                                               -------                ------
            Income from operations                               5,028                   299

Other non-operating income                                        (600)                    -
Interest income, net                                               (83)                    -
                                                               -------                ------
            Income before provision for income taxes             5,711                   299

Provision for income taxes                                       2,170                   120
                                                               -------                ------
            Net income                                         $ 3,541                $  179
                                                               =======                ======
Net Income per share                                             $0.29
                                                               =======
Shares used in per share calculation                            12,070
                                                               =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Splash Technology
                                                             Holdings, Inc.      Predecessor Business
                                                           ------------------    ------------------
                                                           Three Months Ended     Three Months Ended
                                                              December 31,           December 31,
                                                                  1996                   1995
                                                           ------------------    ------------------
Cash flows from operating activities:
  Net income                                                 $  3,541                    $   179
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                                 110                         77
    Provision for doubtful accounts                              (143)                        17
    Gain on repayment of subordinated                            (600)
     promissory notes
    Changes in assets and liabilities:
      Accounts receivable                                       4,472                      1,640
      Inventories                                                (549)                     1,807
      Prepaid expenses and other current assets                  (217)                      (866)
      Other assets                                                391                          -
      Trade accounts payable                                    1,307                     (1,447)
      Other accrued liabilities                                 1,178                       (649)
      Royalties payable                                           192                        660
      Deferred revenue                                           (950)                     1,009
      Income taxes payable                                        720                        120
                                                             --------                    -------
          Net cash provided by operating activities             9,452                      2,547
                                                             --------                    -------
Cash flows from investing activities:
  Purchase of property and equipment                             (266)                       (63)
                                                             --------                    -------
          Net cash used in investing activities                  (266)                       (63)
                                                             --------                    -------

Cash flows from financing activities:
  Net proceeds from initial public offering                    27,114                          -
  Redemption of Series A Preferred                            (14,700)                         -
  Premium paid on Series A Preferred                             (726)                         -
  Repayment of subordinated promissory notes                   (8,000)                         -
  Net change in parent company                                      -                     (2,484)
   investment                                                --------                    -------
           Net cash provided by (used in)
             financing activities                               3,688                     (2,484)
                                                             --------                    -------
Net increase in cash                                           12,874                          -

Cash and cash equivalents at beginning of period                6,179                          -
                                                             --------                    -------
Cash and cash equivalents at end of period                   $ 19,053                    $     -
                                                             ========                    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  REORGANIZATION AND BASIS OF PRESENTATION:
    ----------------------------------------

  Splash Technology Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, Splash Technology, Inc., Splash Foreign Sales Corporation and Splash Technology S.a.r.l., develops, produces and markets color servers that provide an integrated link between desktop computers and digital color copiers and enable such copiers to provide high quality, high speed networked color printing and scanning.

  The business of the Company was previously operated as the unincorporated Color Server Group ("CSG") of SuperMac Technologies, Corp. ("SuperMac") from late 1992 until August 1994 when SuperMac merged with Radius Inc. ("Radius").
In January 1996, the assets and liabilities of the Color Server Group of Radius were transferred by Radius into its newly created wholly-owned subsidiary, Splash Technology, Inc. In December 1995, Splash Technology Holdings, Inc. was incorporated in Delaware and was capitalized by the sale of Series A preferred stock and common stock and subordinated debt to an investor group. In January 1996, Splash Technology, Inc. merged with a wholly-owned subsidiary of Splash Technology Holdings, Inc. and as part of the consideration for the merger, Splash Technology Holdings, Inc. issued Series B preferred stock to Radius. The surviving corporation in the merger was Splash Technology, Inc., a wholly owned subsidiary of the Company.

  The Predecessor Business's financial statements presented herein include the results of operations and cash flows for the three months ended December 31, 1995, as if the Color Server Group existed as a corporation separate from Radius during such periods on a historical basis.

  The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 1996 and the results of operations and cash flows for the three months ended December 31, 1996 and 1995, which results are not necessarily indicative of results on an annual basis. Such consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

  Certain items in the consolidated balance sheet as of September 30, 1996 have been reclassified to conform to the December 31, 1996 presentation.

2.  INVENTORIES  (in thousands):
    -----------

                             December 31,   September 30,
                                 1996           1996
                             -----------    -------------
                             (Unaudited)
        Raw materials             $2,438          $1,580
        Work in process                -               -
        Finished goods             1,762           2,071
                                  ------          ------
                                  $4,200          $3,651
                                  ======          ======

3.  STOCKHOLDERS' EQUITY:
    --------------------

  In the three months ended December 31, 1996, the Company sold 2,700,500 shares of its common stock for $11.00 per share in an initial public offering. The proceeds from the initial public offering were used to retire all subordinated debt and to redeem the Company's Series A preferred stock. In addition, the Series B preferred stock was converted into the Company's common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Results."

OVERVIEW

     The Company operated as the CSG division of SuperMac from late 1992 to August 1994 and, after the merger of SuperMac into Radius, as the CSG division of Radius from August 1994 until January 1996. In January 1996, Splash was acquired by an investor group in a leveraged transaction. References below to the results of operations for the three months ended December 31, 1995 refer to the results of operations of CSG and for the three months ended December 31, 1996 refer to the results of operations of the Company.

     The Company has achieved significant growth in net revenue and operating income each year since fiscal 1994, before purchase accounting adjustments arising from the acquisition in January 1996. However, there can be no assurance that the Company's revenue will continue to grow at similar rates in the future, if at all. In addition, the Company's overall expense level is expected to continue to increase as the Company expands its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Although the Company was profitable in fiscal 1996 (pro forma and before purchase accounting adjustments) and the first eleven months of independent operations through December 31, 1996 (before purchase accounting adjustments), there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

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

                                              SPLASH
                                            TECHNOLOGY   PREDECESSOR
                                          HOLDINGS, INC.   BUSINESS
                                          -------------- ------------
                                           THREE MONTHS  THREE MONTHS
                                               ENDED        ENDED
                                           DECEMBER 31,  DECEMBER 31,
                                                1996         1995
                                           ------------- ------------
Net revenue...................................   100%         100%
Cost of net revenue...........................    49           67
                                                 ---          ---
Gross margin..................................    51           33
                                                 ---          ---
Operating expenses:
     Research and development.................     7           18
     Sales, general and administrative........    11           11
                                                 ---          ---
         Total operating expenses.............    18           29
                                                 ---          ---
Income from operations........................    33            4
Other income, net.............................    (4)           -
                                                 ---          ---
Income before provision for income taxes......    37            4
Provision for income taxes....................    14            2
                                                 ---          ---
Net income....................................    23%           2%
                                                 ===          ===

  Net Revenue.   The Company's net revenue increased 114% to $15.4 million in the three months ended December 31, 1996 from $7.2 million in the three months ended December 31, 1995. This increase was primarily attributable to higher unit sales of systems and color server kits due to increasing market acceptance of our PCI Series products and the sales of the new DC Series products. In addition, the Company has experienced a shift toward higher priced, pre-configured color server systems from lower priced color server kits. Any sales mix shift toward kits would result in lower average selling prices and adversely impact net revenue. Net revenue has also been and may continue to be impacted by the Company's sales mix of systems and kits in greater or lesser memory configurations.

  The Company sells pre-configured color server systems and board-level server kits to two original equipment manufacturers ("OEM") customers, Xerox and Fuji Xerox, which integrate the Company's color servers with their color copiers and sell such connected systems on a worldwide basis. The Company expects that sales to Xerox and Fuji Xerox will continue to account for all or a substantial portion of its net revenue for the foreseeable future. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products.

  Through April 1996, the Company derived substantially all of its revenue from color server products designed for NuBus-based Apple Macintosh computers, including the Power Series product line originally introduced in fiscal 1995 and the Company's original Splash color server kit products introduced in fiscal 1993. Beginning in mid-calendar 1995, Apple began to transition from a NuBus architecture in its high end Power Macintosh products to a PCI bus architecture. Accordingly, Splash developed its initial PCI bus-based product line, the PCI Series, and commenced shipment of such product line in May 1996. During the product transition to the PCI Series, Xerox informed Splash that it held in its inventory substantial quantities of Power Series products accumulated since January 1996. As a result of Xerox's accumulation of inventory of these products and the Company's product transition, sales of Power Series products shipped to Xerox between January and April 1996 are recorded as net revenue when Xerox sells these products to end users. All other product sales are recorded as net revenue upon shipment to the

OEM customer. The Company does not expect that sales of Power Series products will represent any material portion of net revenue in the future other than any net revenue recognized from the sale to end users of the remaining Power Series products held by Xerox.

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

  Gross Margin. Gross margins increased to 51% in the three months ended December 31, 1996 from 33% in the three months ended December 31, 1995. The increases in gross margin were primarily due to economies of scale derived from higher sales volumes and reductions in component costs achieved through new product designs and favorable component pricing, partially offset by a sales shift toward certain lower margin pre-configured server models. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The Company expects to be required to reduce prices in response to competitive pressure. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

  Research and Development.   Research and development expenses decreased 15% to
$1.1 million in the three months ended December 31, 1996 from $1.3 million in the three months ended December 31, 1995. The decrease in research and development expenditures is related to the method of allocation of overhead of the Predecessor Business by Radius during the three months ended December 31, 1995. In view of current projects under development and contemplated, research and development expenses are expected to increase in absolute dollars in future periods, although they may vary as a percentage of net revenue.

  Sales, General and Administrative. Sales, general and administrative expenses increased 111% to $1.7 million in the three months ended December 31, 1996 from $804,000 in the three months ended December 31, 1995. The increase in the absolute dollar amount of these expenditures was primarily related to expansion of the Company's sales support and marketing staff and associated costs, primarily to increase the Company's level of support for Xerox's sales organization; and enhancement of the Company's corporate infrastructure to replace services provided by Radius prior to the acquisition and to support expansion of the Company's operations and the Company's status as a public company. The Company intends to continue to increase sales and marketing expenses in an effort to enhance sales support capabilities and to pursue promotional programs designed to improve name and product recognition in the end user community. In addition, the Company believes that its general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, and incurs additional costs relating to being a public company.

     Other Income. The acquisition of Splash was recorded under the purchase method of accounting. Concurrent with the acquisition, the Company issued subordinated promissory notes payable to stockholders, with face values of $8.0 million. The valuation of the subordinated debt by an independent third party resulted in an assigned value of $8.6 million. In October 1996, the Company utilized $8.0 million of the proceeds of its initial public offering to repay the subordinated promissory notes payable and recorded $600,000 of other income to eliminate the face value of the subordinated debt from the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had $19.1 million of cash and cash equivalents and had no borrowings under its $5,000,000 bank line of credit. Borrowings will bear interest at prime rate and are available under the line of credit based on a percentage of eligible accounts receivable. The line of credit expires on January 1, 1998.

  The Company's operating activities provided $9.5 million in cash in the three months ended December 31, 1996, primarily due to increases in accounts payable, other accrued liabilities, royalties payable and income taxes payable and decreases in accounts receivable, offset in part by an increase in inventories and a decrease in deferred revenue. For the three months ended December 31, 1995, the Company's operating activities provided $2.6 million primarily from a decrease in accounts receivable and inventory, an increase in royalties payable and deferred revenue, partially offset by an increase in prepaid assets and a decrease in trade payable and other accrued liabilities.

  Financing activities provided $3.7 million in the three months ended December 31, 1996. Financing activities included the Company's initial public offering, of which the net proceeds were $27.1 million. From these proceeds, the Company redeemed its Series A Preferred Stock for $15.4 million and repaid outstanding subordinated promissory notes payable to stockholders of $8.0 million. The remaining net proceeds from the initial public offering will be used for working capital and general corporate purposes. The Company has no material financing commitments other than obligations under operating leases. For the three months ended December 31, 1995, financing activities used $2.5 million, primarily relating to cash transfers to Radius

  The Company believes that it will be able to satisfy its cash requirements for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations and the Company's bank line of credit. However, the Company will continue to have limited capital resources and may require additional financing as needed on acceptable terms or at all.

FACTORS AFFECTING FUTURE RESULTS

  Short Period of Independent Operations; No Assurance of Future Profitability. Prior to the Acquisition in January 1996, the business of the Company had been operated as a division of Radius and, prior to the merger of SuperMac into Radius, as a division of SuperMac. Moreover, Splash was dependent on Radius through May 1996 for certain financial and administrative services and related support functions. Accordingly, the Company has had limited experience operating as an independent entity, and there can be no assurance that the Company will be able to operate effectively as an independent company. Moreover, the Company only began implementing independent accounting systems, financial, operational and management controls, and reporting systems and procedures in February 1996. The Company believes that further improvements in financial, management and operational controls will continue to be needed to manage any expansion of the Company's operations. The failure to implement such improvements could have a material adverse effect upon the Company's business, operating results and financial condition.

  Although the Company's net revenue has increased each year since fiscal 1994, the Company's limited history of operations as an independent entity make reliable predictions of future operating results difficult or impossible. In particular, the Company's recent revenue growth should not be considered indicative of future results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain growth on a quarterly or annual basis. Although the Company was profitable for fiscal 1996 (pro forma and before purchase accounting adjustments) and the first eleven months of independent operations through December 31, 1996 (before purchase accounting adjustments), there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

  Fluctuations in Operating Results; Seasonal Purchasing Patterns.   The
Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made, and are expected to continue to make, a significant portion of their purchases of the Company's products in the second half of the Company's fiscal year. As a result, the Company's sales have historically been significantly lower, and are expected to continue to be lower, in the first quarter of the Company's fiscal year than in the immediately preceding fourth quarter. In addition, any increases in inventories by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 are recorded as net revenue when Xerox sells these products to end users. All other Power Series and PCI Series product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers over time or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

  Emerging Color Server Market.   The market for the Company's color server
products has only recently begun to develop. Because the markets for digital color copiers and connected color servers are relatively new, and because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. If the color server market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

  Dependence on Xerox and Fuji Xerox.   The Company's products operate only with
certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products solely to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. (''Canon''), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be materially and adversely affected. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

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

  Inventory Risks.   Xerox and Fuji Xerox may from time to time carry excess
inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. Xerox has indicated to Splash that, to eliminate this inventory and to permit Xerox to introduce the new PCI Series products, Xerox substantially reduced the selling prices of the Power Series products beginning in June 1996. Sales by Xerox of the Power Series products at a discount may have resulted or could result in reduced sales of the Company's PCI Series products and Xerox may not be able to continue to sell Splash products at historical levels once it returns to a policy of not discounting Splash products. Further, the reduced margin that Xerox will experience as a result of its efforts to sell off its inventory of the Power Series products may impair Splash's relationship with Xerox and thus could result in reduced future sales of Splash products by Xerox. Xerox may have difficulty selling color server kits for the Power Series products, which do not include a computer platform, because these units require the use of an Apple Power Macintosh based upon the NuBus architecture no longer used in Apple Power Macintosh computers. Thus, a purchaser of the earlier generation color server kit must either already possess a NuBus based Apple Power Macintosh or purchase one used. Moreover, although Xerox has no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to Xerox in light of its status as a significant customer. Reduced sales of Splash products by Xerox or any financial or other accommodation made to Xerox could have a material adverse effect on the business, operating results and financial condition of Splash. There can be no assurance that the Company will receive sufficient inventory information from Xerox or other customers over time or that the Company will in any event be able to prevent recurrence of a similar problem in the future, which could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Adobe Systems Incorporated.   The Company's products depend on
the PostScript page description language software developed by Adobe and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with future versions of PostScript, or any material defects in any future versions of PostScript software, could have a material adverse effect on the Company's business, operating results and financial condition. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1997, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

  Dependence on Apple Computer, Inc.   All of the Company's current products
require the use of an Apple Power Macintosh computer as a computer platform. Apple has recently experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. Any efforts of the Company to migrate its products to a different computer platform would require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

  Dependence on Single Product Line.   Substantially all of Splash's current
shipments consist, and are expected to continue to consist, of the Company's PCI Series of color server products. Because of this product concentration, a decline in demand for or pricing of these products would have a material adverse effect on the Company's business, operating results and financial condition, whether as a result of a decline in sales of complementary Xerox and Fuji Xerox copiers; a further decline in the market for Apple Power Macintosh computers; increased sales by Xerox or Fuji Xerox of color servers offered by competitors of the Company or developed internally by Xerox or Fuji Xerox; new product introductions by competitors; price competition; or technological change. Any decline in the market for this product line or any failure to timely produce new and enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Management of Expanding Operations.   The growth in the Company's business has
placed, and any further expansion would continue to place, a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future expansion effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new management and employees into its overall operations and to continue to improve its operational, financial and management systems. The Company currently does not have and has been searching for a

Vice President, Sales and Marketing. Moreover, the Company expects to increase significantly the size of its domestic and international sales support staff and the scope of its sales and marketing activities, and to hire additional research and development personnel. The Company's failure to manage any expansion effectively, including any failure to integrate new management and employees or failure to continue to implement and improve financial, operational and management controls, systems and procedures, could have a material adverse effect on the Company's business, operating results and financial condition.

  Need for Additional Capital.   The Company believes that in order to remain
competitive it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures. The Company believes that it will be able to fund planned expenditures for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations and existing cash balances. Upon completion of its initial public offering and the application of $23.4 million of the net proceeds therefrom for repayment of the subordinated notes and redemption of the Series A Preferred Stock, the Company had as of December 31, 1996 approximately $15.6 million in working capital, including approximately $19.1 million in cash and cash equivalents. The Company believes that it will be able to satisfy its cash requirements for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations and the Company's bank line of credit. However, the Company will continue to have limited capital resources and may require additional capital sooner. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.

  Risk of Product Defects.   The Company's products consist of hardware and
software developed by Splash and others. Products such as those of the Company may contain undetected errors when first introduced or when new versions are released, and the Company has in the past discovered software and hardware errors in certain of its new products after their introduction. Although the Company has not experienced material adverse effects resulting from any errors to date, there can be no assurance that errors would not be found in new versions of Splash products after commencement of commercial shipments, or that any such errors would not result in a loss of or delay in market acceptance and have a material adverse effect upon the Company's business, operating results and financial condition. In addition, errors in the Company's products (including errors in licensed third party software) detected prior to new product release could result in delay in the introduction of new products and incurring of additional expense, which also could have a material adverse effect upon the Company's business, operating results and financial condition.

  International Sales.   All sales to Fuji Xerox are international sales. In
addition, although all sales to Xerox are U.S. sales, Xerox has a significant international customer base, and the Company believes that a significant portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are presently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. The Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

  Dependence on Key Personnel.   Because of the nature of the Company's
business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business.

The Company currently does not have employment contracts with any of its employees and does not maintain key person life insurance policies on any of its employees.

  Risks Associated with Acquisitions. The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customers relationships, or otherwise present opportunities which management believes enhance the Company's competitive positions. Such acquisitions would subject the Company to numerous risks, including risks associated with integration into the Company of new employees and technology. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. To date, the Company has not consummated an acquisition transaction. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          In October 1996, the Company sold 2,700,500 shares of its common stock for $11.00 per share in an initial public offering. The Company used the proceeds from the initial public offering to redeem its Series A preferred stock. In addition, the Series B preferred stock was converted into the Company's common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits:
                11.1     Computation of Earnings Per Share

          (b)   Reports on Form 8-K
                None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                    SPLASH TECHNOLOGY HOLDINGS, INC.


  Date:     February 14, 1997       By:     /s/ Joan P. Platt
        -----------------------         ----------------------------
                                            Joan P. Platt
                                            Vice President, Finance &
                                            Administration,
                                            Chief Financial Officer