Form 10-Q
period 1997-03-31
SPLASH TECHNOLOGY HOLDINGS INC
filed 1997-05-15
CIK 1020394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                       ---------------------------------


                                   FORM 10-Q


     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended  MARCH 31, 1997
                                     --------------

                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE TRANSITION PERIOD FROM  _____  TO  ______

                       COMMISSION FILE NUMBER  000-21171

                       ---------------------------------

                        SPLASH TECHNOLOGY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    77-0418472
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

     555 DEL REY AVENUE, SUNNYVALE, CA                   94086
     (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (408) 328-6300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 12, 1997 was 12,103,686 shares.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                           FORM 10-Q QUARTERLY REPORT


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements..............................    3

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..............................................   22

Item 2 - Changes in Securities..........................................   22

Item 3 - Defaults Upon Senior Securities................................   22

Item 4 - Submission of Matters to a Vote of Security Holders............   22

Item 5 - Other Information..............................................   22

Item 6 - Exhibits and Reports on Form 8-K...............................   22

SIGNATURE...............................................................   23

EXHIBIT 11.1............................................................   24

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                            Splash Technology
                                                             Holdings, Inc.
                                                   ----------------------------------
                                                        March 31,    September 30,
                                                           1997           1996
                                                   ----------------------------------
                                                       (Unaudited)
                 ASSETS
Current Assets:
 Cash and cash equivalents                                 $21,973       $ 6,179
 Accounts receivable, net of allowance
  for doubtful accounts of $156 and
  $299 as of March 31, 1997 and September 30,
   1996,  respectively                                       2,752         6,582
 Inventories                                                 2,165         3,651
 Prepaid expenses and other current assets                     287           119
 Deferred income taxes                                       3,962         3,962
                                                           -------       -------
           Total current assets                             31,139        20,493
Property and equipment, net                                  1,172           913
Deferred income taxes                                        8,315         8,315
Other assets                                                 1,121         1,511
                                                           -------       -------

           Total assets                                    $41,747       $31,232
                                                           =======       =======

               LIABILITIES

Current Liabilities:
 Trade accounts payable                                    $ 1,331       $ 1,239
 Other accrued liabilities                                   5,028         3,348
 Royalties payable                                           1,653         1,260
 Deferred revenue                                            3,008         4,150
 Income taxes payable                                        1,800         1,725
                                                           -------       -------
           Total current liabilities                        12,820        11,722
Subordinated promissory notes payable
 to stockholders                                                 -         8,600
                                                           -------       -------
           Total liabilities                                12,820        20,322
                                                           -------       -------


             STOCKHOLDERS' EQUITY

Preferred stock:
 Authorized: 5,000,000 shares;
 Series A preferred stock, par value
  $.001 per share:
   Issued and outstanding: no shares
    and 15,426 shares as of
   March 31, 1997 and September 30,
    1996, respectively                                           -             1
 Series B preferred stock, par value
  $.001 per share:
   Issued and outstanding: no shares
    and 4,282 shares as of
   March 31, 1997 and September 30,
    1996, respectively                                           -             1
Common stock, par value $.001 per share:
   Authorized: 50,000,000 shares;
    issued and outstanding: 12,044,750
    shares and
   7,603,123 shares as of March 31,
    1997 and September 30, 1996,
    respectively                                                12             8
Additional paid-in capital                                  31,049        19,826
Retained earnings (accumulated deficit)                     (2,134)       (8,926)
                                                           -------       -------
           Total stockholders' equity                       28,927        10,910
                                                           -------       -------

                Total liabilities and
                  stockholders' equity                     $41,747       $31,232
                                                           =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                               Splash Technology               Predecessor        Splash Technology      Predecessor
                                                 Holdings, Inc.                 Business            Holdings, Inc.        Business
                                          -----------------------------------  --------------  ------------------------  ----------
                                                  Three               Two           One           Six          Two           Four
                                                 Months              Months        Month        Months       Months         Months
                                                  Ended               Ended        Ended         Ended        Ended         Ended
                                                March 31,           March 31,     March 31,     March 31,    March 31,    March 31,
                                                  1997               1996           1996         1997         1996          1996
                                          -------------------   -------------  --------------  ------------  ----------  ----------
                                               (Unaudited)        (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
Net revenue                                           $16,053        $  4,989     $5,802     $   31,425      $  4,989     $13,008
Cost of revenue                                         7,683           3,291      3,580         15,194         3,291       8,427
                                          -------------------   -------------  --------------  ------------  ----------  ----------
                Gross profit                            8,370           1,698      2,222         16,231         1,698       4,581
                                          -------------------   -------------  --------------  ------------  ----------  ----------
Operating expenses:
  Research and development                              1,145             642        242          2,285           642       1,498
  Sales, general and administrative                     2,129             455        171          3,822           455         975
  Amortization of purchased technology
     and write off of in-process technology                 -          21,027          -              -        21,027           -
                                          -------------------   -------------  --------------  ------------  ----------  ----------
                Total operating expenses                3,274          22,124        413          6,107        22,124       2,473
                                          -------------------   -------------  --------------  ------------  ----------  ----------
                    Income (loss) from
                     operations                         5,096         (20,426)     1,809         10,124       (20,426)      2,108

Other non-operating income                                  -               -          -            600             -           -
Interest income (expense), net                            150            (179)       (18)           233          (179)        (18)
                                          -------------------   -------------  --------------  ------------  ----------  ----------
                    Income before taxes                 5,246         (20,605)     1,791         10,957       (20,605)      2,090

Provision for (benefit from)  income
 taxes                                                  1,993          (8,266)       716          4,163        (8,266)        836
                                          -------------------   -------------  --------------  ------------  ----------  ----------
                      Net income (loss)               $ 3,253        $(12,339)    $1,075        $ 6,794      $(12,339)    $ 1,254
                                          ===================   =============  ==============  ============  ==========  ==========
Net Income (loss)  per share                            $0.26          $(1.31)                    $0.56        $(1.31)
                                          ===================   =============                  ============  ==========
Shares used in per share calculation                   12,395           9,444                    12,170         9,444
                                          ===================   =============                  ============  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                                                                           Predecessor
                                                                 Splash Technology Holdings, Inc.            Business
                                                              --------------------------------------      --------------
                                                               Six Months       Two Months                   Four Months
                                                                  Ended           Ended                         Ended
                                                                March 31,       March 31,                    January 31,
                                                                   1997            1996                         1996
                                                              -------------   -------------               --------------
Cash flows from operating activities:
  Net income (loss)                                             $  6,794        $(12,339)                     $ 1,254
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                                     185              19                          102
    Provision for doubtful accounts                                 (143)              -                           17
    Purchased and in-process technology                                -          21,026                            -
    Deferred income tax                                                -         (11,014)                         622
    Gain on repayment of subordinated
      promissory notes                                              (600)              -                            -
    Changes in assets and liabilities:
      Accounts receivable                                          3,971           2,846                       (4,597)
      Inventories                                                  1,486          (1,831)                       2,231
      Prepaid expenses and other
       current assets                                               (168)            (20)                           -
      Other assets                                                   390            (118)                           -
      Trade accounts payable                                          92           2,572                       (2,391)
      Other accrued liabilities                                    1,680            (552)                       1,986
      Royalties payable                                              393          (1,935)                       1,434
      Deferred revenue                                            (1,142)          2,053                          905
      Income taxes payable                                            75           2,767                         (559)
                                                                --------        --------                      -------
           Net cash provided by operating activities              13,013           3,474                        1,004
                                                                --------        --------                      -------
Cash flows from investing activities:
  Purchase of property and equipment                                (443)            (40)                         (63)
  Acquisition of color service group
   from Radius (net cash)                                              -         (23,421)                           -
                                                                --------        --------                      -------
           Net cash used in investing activities                    (443)        (23,461)                         (63)
                                                                --------        --------                      -------

Cash flows from financing activities:
  Proceeds from initial public offering                           26,650               -                            -
  Proceeds from Series A Preferred Stock                               -          14,700                            -
  Proceeds from Common Stock                                           -             206                            -
  Redemption of Series A Preferred Stock                         (14,700)              -                            -
  Premium paid on Series A Preferred Stock                          (726)              -                            -
  Proceeds from subordinated debt                                      -           8,600                            -
  Repayment of subordinated debt                                  (8,000)              -                            -
  Net change in parent company investment                              -               -                          (12)
                                                                --------        --------                      -------
           Net cash provided by financing activities               3,224          23,506                          (12)
                                                                --------        --------                      -------
Net increase in cash                                              15,794           3,519                          929

Cash and cash equivalents at beginning of period                   6,179             929                            -
                                                                --------        --------                      -------

Cash and cash equivalents at end of period                      $ 21,973        $  4,448                      $   929
                                                                ========        ========                      =======



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

  The business of the Company was previously operated as the unincorporated Color Server Group ("CSG") of SuperMac Technologies, Corp. ("SuperMac") from late 1992 until August 1994 when SuperMac merged with Radius Inc. ("Radius"). In January 1996, the assets and liabilities of the Color Server Group of Radius were transferred by Radius into its newly created wholly-owned subsidiary, Splash Technology, Inc. In December 1995, Splash Technology Holdings, Inc. was incorporated in Delaware and was capitalized by the sale of Series A preferred stock and common stock and subordinated debt to an investor group. In January 1996, Splash Technology, Inc. merged with a wholly-owned subsidiary of Splash Technology Holdings, Inc. ("Splash Acquisition") and as part of the consideration for the merger, Splash Technology Holdings, Inc. issued Series B preferred stock to Radius. The surviving corporation in the merger was Splash Technology, Inc., a wholly owned subsidiary of the Company.

  The Predecessor Business's financial statements presented herein include the results of operations for the one and four months ended January 31, 1996 and cash flows for the four months ended January 31, 1996, as if the Color Server Group existed as a corporation separate from Radius during such periods on a historical basis.

  The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1997 and the results of operations and cash flows for the three and six months ended March 31, 1997, the four months ended January 31, 1996, and the two months ended March 31, 1996, which results are not necessarily indicative of results on an annual basis. Such consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

  Certain items in the consolidated balance sheet as of September 30, 1996 have been reclassified to conform to the March 31, 1997 presentation.

2.  INVENTORIES  (in thousands):
    -----------

                    March 31,              September 30,
                      1997                      1996
                   -----------             -------------
                   (Unaudited)

Raw materials          $  629                 $ 1,580
Finished goods          1,536                   2,071
                       ------                   -----
                       $2,165                 $ 3,651
                       ======                   =====

3.   STOCKHOLDERS' EQUITY:
     ---------------------

  In the six months ended March 31, 1997, the Company sold 2,700,500 shares of its common stock for $11.00 per share in an initial public offering. The proceeds from the initial public offering were used to retire all subordinated debt and to redeem the Company's Series A preferred stock. In addition, the Series B preferred stock was converted into the Company's common stock.

4.   COMMITMENT:
     ----------

  On May 6, 1997, the Company entered into an agreement to acquire Quintar Holdings Corporation, a privately held company, for $11.7 million in cash at closing with further consideration of $3.2 million contingent on achieving certain levels of revenue and profitability.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors Affecting Future Results."

OVERVIEW

     The Company operated as the CSG division of SuperMac from late 1992 to August 1994 and, after the merger of SuperMac into Radius, as the CSG division of Radius from August 1994 until January 1996. In January 1996, Splash was acquired by an investor group in a leveraged transaction, which acquisition is referred to herein as the "Splash Acquisition". References below to the results of operations for the six months ended March 31, 1996 refer to the results of operations of CSG for the four months ended January 31, 1996 plus the results of operations of the Company for the two months ended March 31, 1996 and reference to the results of operations for the three months ended March 31, 1996 refer to the results of operations of CSG for the one month ended January 31, 1996 plus the results of operations of the Company for the two months ended March 31, 1996.

     The Company has achieved significant growth in net revenue and operating income each year since fiscal 1994, before purchase accounting adjustments arising from the Splash Acquisition in January 1996. However, there can be no assurance that the Company's revenue will continue to grow at similar rates in the future, if at all. In addition, the Company's overall expense level is expected to continue to increase as the Company expands its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Although the Company was profitable for the first eight months of independent operations through September 30, 1996 (before purchase accounting adjustments) and the first six months of fiscal 1997, there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

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

     On May 6, 1997, the Company entered into an agreement to acquire Quintar Holdings Corporation ("Quintar"). Quintar designs, manufactures and markets embedded controllers for desktop color printers, as well as proprietary servers for high-speed, multifunction monochrome and color printers and copiers. Further, Quintar is currently developing products using its core technology which are expected to be sold through Danka Business Systems and, possibly, other reseller channels.

RESULTS OF OPERATIONS

  The following table sets forth consolidated statement of operations data as a percentage of revenue for the periods indicated.

                                               SPLASH                            SPLASH
                                             TECHNOLOGY       PREDECESSOR      TECHNOLOGY      PREDECESSOR
                                           HOLDINGS, INC.      BUSINESS       HOLDINGS, INC.    BUSINESS
                                           ---------------   -------------    --------------   -----------
                                            THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                ENDED            ENDED            ENDED           ENDED
                                              MARCH 31,        MARCH 31,       MARCH  31,       MARCH 31,
                                                1997             1996             1997             1996
                                           ---------------   -------------    --------------   -----------
Net revenue...............................            100%            100%              100%           100%
Cost of net revenue.......................             48              64                48             65
                                                     ----           -----              ----           ----
Gross margin..............................             52              36                52             35
                                                     ----           -----              ----           ----
Operating expenses:
   Research and development...............              7               8                 7             12
   Sales, general and administrative                   13               6                13              8
 Amortization of purchased technology
  and write off of in-process technology..              -             195                 -            117
                                                     ----           -----              ----           ----
        Total operating expenses..........             20             209                20            137
                                                     ----           -----              ----           ----
Income (loss) from operations.............             32            (173)               32           (102)
Other income (expense), net...............              1              (2)                3             (1)
                                                     ----           -----              ----           ----
Income (loss) before taxes................             33            (175)               35           (103)
Provision for (benefit from) income taxes.             13             (71)               13            (41)
                                                     ----           -----              ----           ----
Net income (loss).........................             20%           (104)%              22%           (62)%
                                                     ====           =====              ====           ====

  Net Revenue.   The Company's net revenue increased 49% to $16.1 million in the
  -----------
three months ended March 31, 1997 from $10.8 million in the three months ended March 31, 1996. Net revenue increased 75% to $31.4 million in the six months ended March 31, 1997 from $18 million in the six months ended March 31, 1996. These increases were primarily attributable to higher unit sales of systems and color server kits due to increasing market acceptance of the Company's PCI Series products and the sales of the new DC Series products. In addition, the Company has experienced a shift toward higher priced, pre-configured color server systems from lower priced color server kits. Any sales mix shift toward kits would result in lower average selling prices and adversely impact net revenue. Net revenue has also been and may continue to be impacted by the Company's sales mix of systems and kits in greater or lesser memory configurations.

  The Company sells pre-configured color server systems and board-level server kits to two original equipment manufacturers ("OEM") customers, Xerox and Fuji Xerox, which integrate the Company's color servers with their color copiers and sell such connected systems on a worldwide basis. The Company expects that sales to Xerox and Fuji Xerox will continue to account for all or a substantial portion of the Company's net revenue for the foreseeable future. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products.

  Through April 1996, the Company derived substantially all of its revenue from color server products designed for NuBus-based Apple Macintosh computers, including the Power Series product line originally introduced in fiscal 1995 and the Company's original Splash color server kit products introduced in fiscal

1993. Beginning in mid-calendar 1995, Apple began to transition from a NuBus architecture in its high end Power Macintosh products to a PCI bus architecture. Accordingly, Splash developed its initial PCI bus-based product line, the PCI Series, and commenced shipment of such product line in May 1996. During the product transition to the PCI Series, Xerox informed Splash that it held in its inventory substantial quantities of Power Series products accumulated since January 1996. As a result of Xerox's accumulation of inventory of these products and the Company's product transition, sales of Power Series products shipped to Xerox between January and April 1996 are recorded as net revenue when Xerox sells these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. In addition, the Company is evaluating the carrying value of the Power Series product inventory and the related deferred revenue on a quarterly basis. The Company does not expect that sales of Power Series products will represent any material portion of net revenue in the future other than any net revenue recognized from the sale to end users of the remaining Power Series products held by Xerox.

  All sales to Fuji Xerox are international sales. Although substantially all sales to Xerox are accounted for as U.S. sales, Xerox has a significant international customer base and the Company believes that a significant portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability.

  Gross Margin. Gross margins increased to 52% in the three months ended March
  ------------
31, 1997 from 36% in the three months ended March 31, 1996. Gross margins increased to 52% in the six months ended March 31, 1997 from 35% in the six months ended March 31, 1996. The increases in gross margin were primarily due to economies of scale derived from higher sales volumes and reductions in component costs achieved through new product designs and favorable component pricing, partially offset by a sales shift toward certain lower margin pre-configured server models. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue in the future. In this regard, the Company has lowered its pricing on the new versions of the Company's products being introduced in the third quarter of fiscal 1997. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

  Research and Development. All research and development costs to date have been
  ------------------------
expensed as incurred. Research and development expenses increased 22% to $1.1 million in the three months ended March 31, 1997 from $.9 million in the three months ended March 31, 1996. Research and development expenses increased 10% to $2.3 million in the six months ended March 31, 1997 from $2.1 million in the six months ended March 31, 1996. The increases in research and development were primarily attributable to increased staffing and associated support required to enhance the Company's product line. In view of current projects under development and contemplated, research and development expenses are expected to increase in future periods, although they may vary as a percentage of net revenues. If the Company's planned acquisition of Quintar Holdings Corporation (the "Quintar Acquisition") is consummated, the Company expects to incur a significant charge in connection with the write-off of in-process research and development. See Note 4 to the Consolidated Financial Statements.

  Sales, General and Administrative. Sales, general and administrative expenses
  ---------------------------------
increased 250% to $2.1 million in the three months ended March 31, 1997 from $.6 million in the three months ended March 31, 1996. Sales, general, and administrative expenses increased 171% to $3.8 million in the six months ended March

31, 1997 from $1.4 million for the six months ended March 31, 1996. The increases in these expenditures was primarily related to expansion of the Company's sales support and marketing staff and associated costs, primarily to increase the Company's level of support for Xerox's sales organization; and enhancement of the Company's corporate infrastructure to replace services provided by Radius prior to the Splash Acquisition and support expansion of the Company's operations and the Company's status as a public company. The Company intends to continue to increase sales and marketing expenses in an effort to enhance sales support capabilities and to pursue promotional programs designed to improve name and product recognition in the end user community. In addition, the Company believes that its general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, expands its administrative staff and incurs additional costs relating to being a public company.

     Splash Acquisition-Related and Non-Operating Expenses and Other Income.  In
     ----------------------------------------------------------------------
fiscal 1996, the Company recorded certain costs related to the Splash Acquisition, including a write-off of $19.3 million of in-process research and development, and the amortization in full through May 1996 of $3.4 million of purchased technology. These in-process research and development projects were related to the development of the Company's PCI Series product line. Substantially all the research and development costs incurred from the Splash Acquisition through May 1996 (the time of the PCI Series product launch) were for the development of the PCI Series products.

  Concurrent with the Splash Acquisition, the Company issued subordinated promissory notes payable to stockholders, with face values of $8.0 million. The valuation of the subordinated debt by an independent third party resulted in an assigned value of $8.6 million. In October 1996, the Company utilized $8.0 million of the proceeds of its initial public offering to repay the subordinated promissory notes payable and recorded $600,000 of other income to eliminate the face value of the subordinated debt from the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had $22.0 million of cash and cash equivalents and had no borrowings under its $5 million bank line of credit. Borrowings will bear interest at prime rate and are available under the line of credit based on a percentage of eligible accounts receivable. The line of credit expires on January 1, 1998.

  The Company's operating activities provided $13.0 million in cash in the six months ended March 31, 1997, primarily due to decreases in accounts receivable and inventories, increases in other accrued liabilities, royalties payable, offset in part by a decrease in deferred revenue. For the six months ended March 31, 1996, the Company's operating activities provided $4.5 million primarily from an increase in income taxes payable, other accrued liabilities and deferred revenue, partially offset by an increase in accounts receivable, and a decrease in royalties payable.

  Financing activities provided $3.2 million in the six months ended March 31, 1997. Financing activities included the Company's initial public offering, of which the net proceeds were approximately $26.7 million. From these proceeds, the Company redeemed its Series A Preferred Stock for $15.4 million and repaid outstanding subordinated promissory notes payable to stockholders of $8.0 million. The remaining net proceeds from the initial public offering are being used for working capital and general corporate purposes. The Company has no material financing commitments other than obligations under operating leases. For the six months ended March 31, 1996, financing activities provided $23.5 million, consisting primarily of financing related to the Splash Acquisition.

  The Quintar Acquisition is expected to close in May 1997 and, if consummated, the Company intends to use $11.7 million in cash at closing to affect such acquisition. The Company believes that it will be able to satisfy its cash requirements for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations and the Company's bank line of credit.

FACTORS AFFECTING FUTURE RESULTS

  Short Period of Independent Operations; No Assurance of Future Profitability.
  ----------------------------------------------------------------------------
Prior to the Splash Acquisition in January 1996, the business of the Company had been operated as a division of Radius and, prior to the merger of SuperMac into Radius, as a division of SuperMac. Moreover, Splash was dependent on Radius through May 1996 for certain financial and administrative services and related support functions. Accordingly, the Company has had limited experience operating as an independent entity. Moreover, the Company only began implementing independent accounting systems, financial, operational and management controls, and reporting systems and procedures in February 1996. The Company believes that further improvements in financial, management and operational controls will continue to be needed to manage any expansion of the Company's operations. The failure to implement such improvements could have a material adverse effect upon the Company's business, operating results and financial condition.

  Although the Company's net revenue has increased each year since fiscal 1994, the Company's limited history of operations as an independent entity makes reliable predictions of future operating results difficult or impossible. In particular, the Company's recent revenue growth should not be considered indicative of future results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain growth on a quarterly or annual basis. Although the Company was profitable for the first eight months of independent operations through September 30, 1996 (before purchase accounting adjustments) and for the first six months of fiscal 1997, there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

  Fluctuations in Operating Results; Seasonal Purchasing Patterns.   The
  ---------------------------------------------------------------
Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made, and are expected to continue to make, a significant portion of their purchases of the Company's products in the second half of the Company's fiscal year. As a result, the Company's sales have historically been lower, and are expected to continue to be lower, in the first quarter of the Company's fiscal year than in the immediately preceding fourth quarter. In addition, any increases in inventories by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 are recorded as net revenue when Xerox sells these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. In addition, the Company is evaluating the carrying value of the Power Series product inventory and the related deferred revenue on a quarterly basis. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers over time or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

  The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue. In this regard, the Company has lowered pricing on the new versions of the Company's products being introduced in the third quarter of fiscal 1997. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources (and, in the case of the Company's principal competitor, EFI, lower product costs) than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure to replace services previously provided by Radius and to support expansion of operations. Accordingly, if sales are below expectations in any given period, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

  Emerging Color Server Market.   The market for the Company's color server
  ----------------------------
products has only recently begun to develop. Because the markets for digital color copiers and connected color servers are relatively new, and because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. If the color server market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

  Dependence on Xerox and Fuji Xerox.   The Company's products operate only with
  ----------------------------------
certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products solely to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be materially and adversely affected. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

  As a result of its reliance on Xerox and Fuji Xerox, the Company currently has a small sales and marketing organization and has limited experience with direct sales efforts. Any change in the sales and marketing efforts of Xerox or Fuji Xerox with respect to Splash's products, including any reduction in the size or effectiveness of the Xerox or Fuji Xerox sales and marketing forces, or changes in incentives for Xerox or Fuji Xerox salespersons to sell Splash products or color servers produced by competitors of Splash, could have a material adverse effect on the Company's business, operating results and financial condition.

  Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, EFI. The Company is the principal supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. Either Xerox or Fuji Xerox may choose to promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products, may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. The Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's current products and cannot begin shipping any version to Xerox or Fuji Xerox until such version meets their respective quality standards. The Company does not have contracts with Xerox and Fuji Xerox with respect to its current products and is currently operating on a purchase order basis with these customers. There can be no assurance that the Company will continue to receive orders from Xerox or Fuji Xerox. Any decrease in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

  Inventory Risks.   Xerox and Fuji Xerox may from time to time carry excess
  ---------------
inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. Xerox indicated to Splash that, to eliminate this inventory and to permit Xerox to introduce the PCI Series products, Xerox substantially reduced the selling prices of the Power Series products beginning in June 1996. Sales by Xerox of the Power Series products at a discount may have resulted or could result in reduced sales of the Company's PCI Series products and Xerox may not be able to continue to sell Splash products at historical levels once it returns to a policy of not discounting Splash products. Further, the reduced margin that Xerox has experienced as a result of its efforts to sell off its inventory of the Power Series products may impair Splash's relationship with Xerox and thus could result in reduced future sales of Splash products by Xerox. Moreover, Xerox has had difficulty selling color server kits for the Power Series products, which do not include a computer platform, because these units require the use of an Apple Power Macintosh based upon the NuBus architecture no longer used in Apple Power Macintosh computers. Thus, a purchaser of the earlier generation color server kit must either already possess a NuBus based Apple Power Macintosh or purchase one used. Moreover, although Xerox has no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to Xerox in light of its status as a significant customer. Reduced sales of Splash products by Xerox, Fuji Xerox or any financial or other accommodation made to Xerox could have a material adverse effect on the business, operating results and financial condition of Splash. There can be no assurance that the Company will receive sufficient inventory information from Xerox or other customers over time or that the Company will in any event be able to prevent recurrence of a similar problem in the future, which could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Adobe Systems Incorporated.   The Company's products depend on
  ----------------------------------------
the PostScript page description language software developed by Adobe and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of current or future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with future versions of PostScript, or any material defects in any versions of PostScript software (including defects identified in connection with upgrades of the Company's products), could have a material adverse effect on the Company's business, operating results and financial condition. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1997, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

  Dependence on Apple Computer, Inc.   All of the Company's current products
  ---------------------------------
require the use of an Apple Power Macintosh computer as a computer platform. Apple has experienced, and continues to experience, significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. In addition, the Company has experienced sourcing difficulties related to Apple's delay in the release of new models. There can be no assurance that the Company will not experience similar difficulties in the future. Any extended delay between the discontinuation of an existing model and the release of an enhanced model by Apple could have a material adverse effect on the Company's business, financial condition and results of operations. Any efforts of the Company to migrate its products to a different computer platform would require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

  Dependence on Single Product Line.   A substantial portion of Splash's current
  ---------------------------------
shipments consist, and are expected to continue to consist, of the Company's color server products. Because of this product concentration, a significant decline in demand for or pricing of these products would have a material adverse effect on the Company's business, operating results and financial condition, whether as a result of a decline in sales of complementary Xerox and Fuji Xerox copiers; a further decline in the market for Apple Power Macintosh computers; increased sales by Xerox or Fuji Xerox of color servers offered by competitors of the Company or developed internally by Xerox or Fuji Xerox; new product introductions by competitors; price competition; or technological change. Any decline in the market for this product line or any failure to timely produce new and enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

  Rapid Technological Change; Dependence on New Product Introductions.   The
  -------------------------------------------------------------------
graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of current products and products under development, effective manufacturing processes and the success of promotional efforts.

  There can be no assurance that any of the Company's future products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new products or versions in a timely manner, or if such new products or releases do not achieve timely and widespread market acceptance, it would have a material adverse effect on the Company's business, operating results and financial condition.

  Competition.  The markets for the Company's products are characterized by
  -----------
intense competition and rapid change. The Company competes directly with other independent manufacturers of color servers and with copier manufacturers, and indirectly with printer manufacturers and others. The Company has a number of direct competitors for color server products, the most significant of which is EFI. Splash also faces competition from copier manufacturers that offer internally developed color server products, such as a non-PostScript color server offered by Fuji Xerox, or that incorporate color server features into their copiers. In addition, the Company faces competition from desktop color laser printers that offer increasing speed and color server capability. As component prices decrease and the processing power and other functionality of copiers, printers and computers increases, it becomes more likely that copier, printer and computer manufacturers will continue to add color server functionality to their systems, which could reduce the market for the Company's existing line of products.

  The Company also competes indirectly with manufacturers of electronic color prepress systems, which offer similar functionality for the short-run and commercial printing market as is provided by the Company's products. The Company also competes indirectly with providers of color separation, color editing and page layout software. While such software typically is complementary to the Company's systems, such software can also be competitive with the Company's systems and may become increasingly competitive to the extent that the providers of such software extend the functionality of their products in future releases.

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

  Risks Associated with Pending Quintar Acquisition; General Risks Associated
  ---------------------------------------------------------------------------
with Acquisitions. In addition to the risks generally associated with an
-----------------
acquisition (including those specified in the following paragraph), there are specific risks associated with the Quintar acquisition, including those specified below. First, a significant portion of Quintar's technology (particularly that related to low-end color servers) is currently under development. There can be no assurance that this technology can be successfully developed on a timely basis or at all, or that products based on this technology will receive widespread market acceptance. Moreover, there can be no assurance that the Company can successfully integrate Quintar's existing technology or technology under development. Second, Quintar has experienced net losses in the past, including the last three years. There can be no assurance that Quintar will not continue to incur net losses, which the Company would be required to fund. Third, the low-end and mid-range market for color servers is characterized by intense competition and rapid change. Quintar's principal competitor is EFI, the Company's most significant competitor. Fourth, Quintar is currently planning to distribute its low-end color servers in the reseller channel. Currently, neither Quintar nor the Company sells into the reseller channel or has a sales and marketing force capable of servicing this channel. There can be no assurance that the Company will be able to successfully sell products into the reseller channel or that it will be able to develop the sales and marketing force required to service this channel. Finally, the Quintar acquisition, if consummated, will be accounted for under the purchase method of accounting. As a result, a significant portion of the purchase price is expected to be written off in fiscal 1997 as in-process research and development.

  The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed based of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expense. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

  Management of Expanding Operations.   The growth in the Company's business has
  ----------------------------------
placed, and any further expansion would continue to place, a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future expansion effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new management and employees into its overall operations and to continue to improve its operational, financial and management systems. In this regard, the Company currently does not have but is seeking to identify and recruit a Vice President, Sales and Marketing. Moreover, the Company expects to continue to increase significantly the size of its domestic and international sales support staff and the scope of its sales and marketing activities, and to hire additional research and development personnel. The Company's failure to manage any expansion effectively, including any failure to integrate new management and employees or failure to continue to implement and improve financial, operational and management controls, systems and procedures, could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Third Party Manufacturers.  The Company outsources  the
  ---------------------------------------
manufacture of its products to third party subcontract manufacturers including Manufacturing Services, Ltd. ("MSL"), located in Sunnyvale, California and Logistix Incorporated ("Logistix") located in Fremont, California. MSL purchases the components used in Splash boards from its component suppliers and performs double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis. MSL also performs in-warranty and out-of-warranty repair of failed boards for the Company's products. The Company directly purchases Apple Power Macintosh computers, monitors and memory, and furnishes these components, as well as the MSL-assembled boards, to Logistix for final assembly. Logistix directly purchases a small portion of the components used in Splash color servers and does all final assembly and system configuration.

  While the Company's subcontract manufacturers conduct quality control and testing procedures specified by the Company, the Company has from time to time experienced manufacturing quality problems. Although the Company does not believe any such problem had a material adverse effect on the Company's business, there can be no assurance that quality problems will not occur again in the future or that any such problem would not have a material adverse effect on the Company's business, operating results and financial condition.

  If the Logistix, MSL or other third party manufacturing facilities utilized by the Company become unavailable to the Company, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, operating results and financial condition could be adversely affected. Although the Company believes that there are a variety of companies available with the capability to provide the Company with such services, there can be no assurance that the Company would be able to enter into alternative third party manufacturing arrangements on terms satisfactory to the Company, in a timely fashion, or at all.

  Dependence on Component Availability and Cost.  The Company purchases
  ---------------------------------------------
components comprising a significant portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix. The Company currently sources most of its Power Macintosh computers that serve as the platforms for its color servers exclusively from Apple. The Company is currently operating on a purchase order basis with Apple.

  Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Apple Power Macintosh computers, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from a single supplier. Although other sources are available, a change in memory supplier could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production volume capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

  The market prices and availability of certain components, particularly memory, other semiconductor components and Apple Power Macintosh computers, which collectively represents a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's operating results and financial condition.

  Dependence on Proprietary Technology; Reliance on Third Party Licenses.  The
  ----------------------------------------------------------------------
Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and there can be no assurances that the steps taken by the Company will prevent misappropriation of its technology. The Splash software included as part of the Company's products is sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company does not own any issued patent. There can be no assurance that any trademark or copyright owned by the Company, or any patent, trademark or copyright obtained by the Company in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. Thus, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, operating results and financial condition.

  There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. In particular, EFI filed suit against Radius in November 1995, alleging infringement of an EFI patent by Splash's predecessor, CSG, and requesting unspecified monetary damages and injunction relief. The technology which is the subject of the patent claim was acquired in the Splash Acquisition, and EFI could add Splash as a defendant to this suit at any time. Although a portion of the purchase price in the Splash Acquisition was placed in escrow pending resolution of the EFI litigation, there can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in the EFI suit or any other claims that the Company is infringing on proprietary rights of others, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company.

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

  Need for Additional Capital.   The Company believes that in order to remain
  ---------------------------
competitive it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, capital expenditures. Although the Company believes that it will be able to fund planned expenditures for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations, existing cash balances and the Company's bank line of credit, there can be no assurance that the Company will be able to obtain any additional financing which may be required in the future on acceptable terms or at all.

  Risk of Product Defects.   The Company's products consist of hardware and
  -----------------------
software developed by Splash and others. Products such as those of the Company may contain undetected errors when first introduced or when new versions are released, and the Company has in the past discovered software and hardware errors in certain of its new products after their introduction. Although the Company has not experienced material adverse effects resulting from any errors to date, there can be no assurance that errors would not be found in new versions of Splash products after commencement of commercial shipments, or that any such errors would not result in a loss of or delay in market acceptance and have a material adverse effect upon the Company's business, operating results and financial condition. In addition, errors in the Company's products (including errors in licensed third party software) detected prior to new product release could result in delay in the introduction of new products and incurring of additional expense, which also could have a material adverse effect upon the Company's business, operating results and financial condition.

  International Sales.   All sales to Fuji Xerox are international sales. In
  -------------------
addition, although substantially all sales to Xerox are accounted for as U.S. sales, Xerox has a significant international customer base, and the Company believes that a significant portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion of the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. The Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

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

  Stock Price Volatility.  The trading price of the Common Stock has been
  ----------------------
subject to significant fluctuation to date, and could be subject to wide fluctuations in the future in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, general conditions in the markets for the Company's products or the color server industry, changes in earnings estimates by analysts, general economic or stock market conditions or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many companies, in particular technology companies, for reasons frequently unrelated to operating performance. The broad market fluctuations may adversely affect the market price of the Company's Common Stock.

                                    PART II
                               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None

ITEM 2.        CHANGES IN SECURITIES

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's Annual Meeting of Stockholders held on February 26, 1997, Peter Y. Chung was elected to serve as the Class I director of the Company with 10,917,601 votes in favor, 215 votes against and 0 abstentions. Mr. Chung will serve for a three year term expiring upon the Annual Meeting of Stockholders in 2000. The terms of the remaining directors of the Company continued after the Annual Meeting. The terms of Charles W. Berger and Lawrence G. Finch, Class II directors, will expire at the Annual Meeting of Stockholders in 1998. The terms of Kevin K. Macgillivray and Gregory M. Avis, Class III directors, will expire at the Annual Meeting of Stockholders in 1999.

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits:
                     11.1     Computation of Earnings Per Share
                     27       Financial Data Schedule
               (b)   Reports on Form 8-K
                     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                         SPLASH TECHNOLOGY HOLDINGS, INC.
                                         (Registrant)

  Date:     May 13, 1997                 By:    /s/ Joan P. Platt
        ______________________               _____________________________
                                             Joan P. Platt
                                             Vice President, Finance &
                                             Administration,
                                             Chief Financial Officer