Form 10-Q
period 1997-06-30
SPLASH TECHNOLOGY HOLDINGS INC
filed 1997-08-13
CIK 1020394

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  -----------

                                   FORM 10-Q


         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended  JUNE 30, 1997

                                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE TRANSITION PERIOD FROM  _____  TO  ______

                       COMMISSION FILE NUMBER 000-21171

                                  -----------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 11, 1997 was 12,147,850 shares

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                          FORM 10-Q QUARTERLY REPORT


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements..............................  3

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  9

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.............................................. 23

   Item 2 - Changes in Securities.......................................... 23

   Item 3 - Defaults Upon Senior Securities................................ 23

   Item 4 - Submission of Matters to a Vote of Security Holders............ 23

   Item 5 - Other Information.............................................. 23

   Item 6 - Exhibits and Reports on Form 8-K............................... 23

SIGNATURE  ................................................................ 24

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                            Splash Technology
                                                              Holdings, Inc.
                                                           --------------------
                                                              June    September
                                                               30,        30,
                                                              1997       1996
                                                            -------     -------
                                                          (Unaudited)
                          ASSETS
Current Assets:
  Cash and cash equivalents                                 $ 6,601     $ 6,179
  Accounts receivable, net of allowance for
    doubtful accounts of $304 and $299 as of
    June 30, 1997 and September 30, 1996, respectively       11,713       6,582
  Inventories                                                 3,112       3,651
  Prepaid expenses and other current assets                     321         119
  Deferred income taxes                                       3,962       3,962
                                                            -------     -------
      Total current assets                                   25,709      20,493
  Property and equipment, net                                 1,270         913
  Deferred income taxes                                      11,615       8,315
  Other assets                                                1,457       1,511
                                                            -------     -------
      Total assets                                          $40,051     $31,232
                                                            =======     =======

                     LIABILITIES

Current Liabilities:
  Trade accounts payable                                    $ 3,226     $ 1,239
  Other account liabilities                                   6,377       3,348
  Royalties payable                                           1,950       1,260
  Deferred revenue                                            2,068       4,150
  Income taxes payable                                        2,078       1,725
                                                            -------     -------
      Total current liabilities                              15,699      11,722
  Subordinated promissory notes payable to stockholders           -       8,600
  Other long term liabilities                                   400           -
                                                            -------     -------
      Total liabilities                                      16,099      20,322
                                                            -------     -------

                STOCKHOLDERS' EQUITY

Preferred stock:
  Authorized: 5,000,000 shares;
  Series A preferred stock, par value, $.001 per share:
    Issued and outstanding; no shares and 15,426 shares
    as of June 30, 1997 and September 30, 1996,
    respectively                                                  -           1
  Series B preferred stock, par value $.001 per share:
    Issued and outstanding; no shares and 4,282 shares
    of June 30, 1997 and September 30, 1996, respectively         -           1
  Common stock, par value $.001 per share:
    Authorized: 50,000,000 shares; Issued and outstanding:
    12,108,561 shares and 7,603,123 shares as of June
    30, 1997 and September 30, 1996, respectively                13           8
  Additional paid-in capital                                 33,048      19,826
  Retained earnings (accumulated deficit)                    (9,109)     (8,926)
                                                            -------     -------
      Total stockholders' equity                             23,952      10,910
                                                            -------     -------
          Total liabilities and stockholders' equity        $40,051     $31,232
                                                            =======     =======

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                       Splash Technology          Splash Technology      Predecessor
                                                         Holdings, Inc.             Holdings, Inc.         Business
                                                     ----------------------     -----------------------  -----------
                                                        Three        Three        Nine          Five         Four
                                                       Months      Months        Months        Months       Months
                                                        Ended        Ended        Ended        Ended         Ended
                                                      June 30,     June 30,     June 30,      June 30,    January 31,
                                                        1997         1996         1997          1996         1996
                                                     ---------    ---------     ---------     ---------     --------
                                                    (Unaudited)  (Unaudited)  (Unaudited)
Net revenue                                          $  19,802    $  13,337     $  51,227     $  18,326     $ 13,008
Cost of revenue                                          9,671        8,164        24,864        11,455        8,427
                                                     ---------    ---------     ---------     ---------     --------
     Gross profit                                       10,131        5,173        26,363         6,871        4,581
                                                     ---------    ---------     ---------     ---------     --------
Operating expenses:
  Research and development                               1,687          982         3,972         1,624        1,498
  Sales, general and administrative                      2,248        1,019         6,071         1,474          975
  Amoritization and write off of technology             11,039        1,702        11,039        22,729            _
                                                     ---------    ---------     ---------     ---------     --------
     Total operating expenses                           14,974        3,703        21,082        25,827        2,473
                                                     ---------    ---------     ---------     ---------     --------
       Income (loss) from operations                    (4,843)       1,470         5,281       (18,956)       2,108

Other non-operating income                                   -            -           600             -            -
Interest income (expense), net                             145         (209)          379          (388)         (18)
                                                     ---------    ---------     ---------     ---------     --------
       Income (loss) before taxes                       (4,698)       1,261         6,260       (19,344)       2,090

Provision for (benefit from) income taxes                2,283          501         6,447        (7,765)         836
                                                     ---------    ---------     ---------     ---------     --------
       Net income (loss)                             $  (6,981)   $     760     $    (187)    $ (11,579)    $  1,254
                                                     =========    =========     =========     =========     ========

Net Income (loss)  per share                         $   (0.58)   $    0.04     $   (0.02)    $   (1.25)
                                                     =========    =========     =========     =========
Shares used in per share calculation                    12,089        9,549        11,903         9,580
                                                     =========    =========     =========     =========

                 The accompanying notes are an integral part of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          Splash Technology          Predecessor
                                                                           Holdings, Inc.              Business
                                                                    -----------------------------   -------------
                                                                     Nine Months      Five Months    Four Months
                                                                        Ended            Ended          Ended
                                                                       June 30,        June 30,      January 31,
                                                                         1997            1996            1996
                                                                     ------------     -----------    -----------
                                                                      (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                  $    (187)        $ (11,579)       $ 1,254
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                                          381                57            102
    Provision for doubtful accounts                                       (143)              199             17
    Purchased and in-process technology                                 11,039            22,729              -
    Deferred income tax                                                      -           (11,014)           622
    Gain on repayment of subordinated promissory notes                    (600)                -              -
    Changes in assets and liabilities:
      Accounts receivable                                               (4,772)            5,059         (4,597)
      Inventories                                                          740            (2,211)         2,231
      Prepaid expenses and other current assets                           (158)             (119)             -
      Other assets                                                         120              (118)             -
      Trade accounts payable                                             3,444             2,008         (2,391)
      Other accrued liabilities                                             27            (1,042)         1,986
      Royalties payable                                                    690            (2,302)         1,434
      Deferred revenue                                                  (2,323)            2,157            905
      Income taxes payable                                                 353             1,974           (559)
                                                                      --------         ---------     ----------
          Net cash provided by operating activities                      8,611             5,798          1,004
                                                                      --------         ---------     ----------
Cash flows from investing activities:
  Purchase of property and equipment                                      (633)             (306)           (63)
   Acquisition of businesses (net of cash)                             (11,196)          (23,421)             -
                                                                      --------         ---------     ----------
          Net cash used in investing activities                        (11,829)          (23,727)           (63)
                                                                      --------         ---------     ----------
Cash flows from financing activities:
  Proceeds from initial public offering                                 26,620                 -              -
  Proceeds from Series A preferred stock                                     -            14,700              -
  Proceeds from common stock                                                 -               206              -
  Redemption of Series A preferred stock                               (14,700)                -              -
  Premium paid on Series A preferred stock                                (726)                -              -
  Proceeds from subordinated debt                                            -             8,600              -
  Repayment of subordinated debt                                        (8,000)                -              -
  Proceeds from exercise of options for cash                                 -                95              -
  Exercise of stock options/repurchase of
  common stock/proceeds of employee
  stock purchase plan                                                      446                 -              -
  Net change in parent company investment                                    -                 -            (12)
                                                                      --------         ---------     ----------
       Net cash provided by (used in) financing activities               3,640            23,601            (12)
                                                                      --------         ---------     ----------
Net increase in cash                                                       422             5,672            929

Cash and cash equivalents at beginning of period                         6,179               929              -
                                                                      --------         ---------     ----------
Cash and cash equivalents at end of period                            $  6,601         $   6,601     $      929
                                                                      ========         =========     ==========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    REORGANIZATION AND BASIS OF PRESENTATION:
      ----------------------------------------

  Splash Technology Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries; Splash Technology, Inc., Splash Foreign Sales Corporation, Splash Technology S.a.r.l., and Splash-Quintar Corporation, develops, produces and markets color servers that provide an integrated link between desktop computers and digital color copiers and enable such copiers to provide high quality, high speed networked color printing and scanning.

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

  The Predecessor Business's financial statements presented herein include the results of operations and cash flows for the four months ended January 31, 1996, as if the Color Server Group existed as a corporation separate from Radius during such periods on a historical basis.

  The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The September 30, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and the results of operations and cash flows for the three and nine months ended June 30, 1997, the four months ended January 31, 1996, and the three months and five months ended June 30, 1996, which results are not necessarily indicative of results on an annual basis. Such consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

  Certain items in the consolidated balance sheet as of September 30, 1996 have been reclassified to conform to the June 30, 1997 presentation.

2.    INVENTORIES  (in thousands):
      -----------
                                     June 30,           September 30,
                                       1997                 1996
                                  -------------         -------------
                                   (unaudited)
         Raw materials               $  2,253              $  1,580
         Finished goods                   859                 2,071
                                     --------              --------
                                     $  3,112              $  3,651
                                     ========              ========


3.    STOCKHOLDERS' EQUITY:
      --------------------

  In the nine months ended June 30, 1997, the Company sold 2,700,500 shares of its common stock for $11.00 per share in an initial public offering. The proceeds from the initial public offering were used to retire all subordinated debt and to redeem the Company's Series A preferred stock. In addition, the Series B preferred stock was converted into the Company's common stock.

  On July 28, 1997, the Company filed a registration statement relating to a proposed public offering of 3,250,000 shares of common stock with the Securities and Exchange Commission (the "Offering"). Of the total, 1,250,000 shares will be offered by the Company and 2,000,000 shares will be offered by selling stockholders. There can be no assurance that the Offering will be consummated.

4.    QUINTAR ACQUISITION  (Unaudited):
      -------------------

  On May 28, 1997, the Company acquired the shares of Quintar Holdings Corporation ("Quintar") for an aggregate purchase price of $13,532,000 plus contingent earn-out payments of up to $3,200,000, subject to achieving certain net revenue and operating income targets. The purchase price was comprised of a cash payment of $11,519,000, issuance of Company stock options valued at $1,588,000 in exchange for Quintar stock options, and net acquisition costs of $425,000.

  The acquisition was accounted for using the purchase method of accounting and the results of Quintar were included in the Company's results from the date of acquisition. The purchase price was allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at May 28, 1997, as follows (in thousands):

          Current assets..........................   $      784
          Other assets............................          170
          Deferred tax asset......................        3,300
          Liabilities.............................       (1,761)
          In-process research and development.....       11,039
                                                         ------
                                                     $   13,532
                                                         ======

  Summary unaudited pro forma information for the combined results of operations of Quintar and the Company for the year ended September 30, 1996 and the nine months ended June 30, 1997 is presented below. The pro forma information assumes the acquisition occurred on October 1, 1995 and presents the combined results of companies, excluding the $11,039,000 nonrecurring write-off of in process research and development activities for which there were no alternative future uses and technological feasibility had not been established.

                                                September 30,       June 30,
                                                    1996              1997
                                                -------------     -------------
                                           (in thousands, except per share data)

   Net revenue                                  $     53,104       $   53,822
   Operating income (loss)                      $    (12,541)      $   14,872
   Net income (loss)                            $     (8,530)      $    9,388
   Net income (loss) per share                  $      (0.89)      $     0.77
   Shares used in computing per share amounts          9,583           12,251

5.    RECENT PRONOUNCEMENTS:
      ---------------------

  During February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's first quarter of 1998. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of financial statements. The impact of adopting SFAS No. 130, which is effective for the Company in fiscal 1999 has not been determined.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the impact of adoption has not been determined.

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

OVERVIEW

         The Company operated as the CSG division of SuperMac from late 1992 to August 1994 and, after the merger of SuperMac into Radius, as the CSG division of Radius from August 1994 until January 1996. In January 1996, Splash was acquired by an investor group in a leveraged transaction, which acquisition is referred to herein as the "Splash Acquisition". References below to the results of operations for the nine months ended June 30, 1996 refer to the results of operations of CSG for the four months ended January 31, 1996 plus the results of operations of the Company for the five months ended June 30, 1996.

         On May 28, 1997, the Company acquired the shares of Quintar Holdings Corporation ("Quintar"). Quintar designs, manufactures and markets embedded controllers for desktop color printers, as well as proprietary servers for high-speed, multifunction monochrome and color printers and copiers. For fiscal year 1997, Splash does not expect Quintar to have a material impact on net revenue or net income (excluding the related write-off in process research and development). Pursuant to the acquisition agreement, Splash paid to Quintar shareholders an aggregate of approximately $11.5 million in cash at closing, assumed Quintar's outstanding stock options valued at $1.6 million and agreed to pay aggregate contingent earn-out payments of up to $3.2 million, subject to achieving certain net revenue and operating income targets. Splash wrote off $11.0 million of the purchase price as in-process research and development in the third quarter of fiscal 1997 in connection with the Quintar acquisition.

         The Company has achieved significant growth in net revenue and operating income each year since fiscal 1994, before purchase accounting adjustments. However, there can be no assurance that the Company will continue to grow at similar rates in the future, if at all. In addition, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Although the Company was profitable for the eight months of independent operations through September 30, 1996 and the first nine months of fiscal 1997, before purchase accounting adjustments, there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

         The Company establishes its expenditure levels for operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company expects to continue to expand its sales and marketing, technical and customer support, research and product development and administrative activities. Accordingly, if sales are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

  On July 28, 1997, the Company filed a registration statement relating to a proposed public offering of 3,250,000 shares of common stock with the Securities and Exchange Commission. Of the total, 1,250,000 shares will be offered by the Company and 2,000,000 shares will be offered by selling stockholders. There can be no assurance that the Offering will be consummated.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated.

                                                                     Splash Technology                   Splash Technology
                                                                       Holdings, Inc.                      Holdings, Inc.
                                                               -----------------------------     --------------------------------
                                                               Three Months     Three Months      Nine Months         Nine Months
                                                                   Ended           Ended             Ended               Ended
                                                                 June 30,         June 30,          June 30,           June 30,
                                                                  1997            1996               1997               1996
                                                                 -----            -----             -----              -----
                                                                                                                       Pro-Forma
                                                                (Unaudited)     (Unaudited)       (Unaudited)         (Unaudited)
Net revenue...............................................         100%             100%              100%               100%
Cost of net revenue.......................................          49               61                49                 63
                                                                 -----            -----             -----              -----
Gross margin..............................................          51               39                51                 37
                                                                 -----            -----             -----              -----
Operating expenses:
     Research and development.............................           8                7                 8                 10
     Sales, general and administrative....................          12                8                12                  8
          Amortization and write off of technology........          56               13                21                 73
                                                                 -----            -----             -----              -----
          Total operating expenses........................          76               28                41                 91
                                                                 -----            -----             -----              -----
Income (loss) from operations.............................         (25)              11                10                (54)
Other income (expense), net...............................           1               (1)                2                 (1)
                                                                 -----            -----             -----              -----
Income (loss) before income taxes.........................         (24)              10                12                (55)
Provision for (benefit from) income taxes.................          11                4                12                (22)
                                                                 -----            -----             -----              -----
Net income (loss).........................................         (35)%              6%                0%               (33)%
                                                                 =====            =====             =====              =====

     Net Revenue.  The Company's net revenue increased 49% to $19.8 million in
     -----------
the three months ended June 30, 1997 from $13.3 million in the three months ended June 30, 1996. Net revenue increased 64% to $51.2 million in the nine months ended June 30, 1997 from $31.3 million in the nine months ended June 30, 1996. These increases were primarily attributable to higher unit sales of systems and color server kits due to increasing market acceptance of the Company's PCI Series products and the sales of the new DC Series products (first introduced in September 1996). In addition, the Company has experienced a shift toward higher priced, pre-configured color server systems from lower priced color server kits. Any sales mix shift toward kits would result in lower average selling prices and adversely impact net revenue. Net revenue has also been and may continue to be impacted by the Company's sales mix of systems and kits in greater or lesser memory configurations.

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

     Through April 1996, the Company derived substantially all of its revenue from color server products designed for NuBus-based Apple Macintosh computers, including the Power Series product line originally introduced in fiscal 1995 and the Company's original Splash color server kit products introduced in fiscal 1993. Beginning in mid-calendar 1995, Apple began to transition from a NuBus architecture in its high end Power Macintosh products to a PCI bus architecture. Accordingly, Splash developed its initial PCI bus-based product line, the PCI Series, and commenced shipment of such product line in May 1996. During the product transition to the PCI Series, Xerox informed Splash that it held in its inventory substantial quantities of Power Series products accumulated since January 1996. As a result of Xerox's accumulation of inventory of these products and the Company's product transition, sales of Power Series products shipped to Xerox between January and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. In addition, the Company evaluated the carrying value of the

Power Series product inventory and the related deferred revenue on a quarterly basis and as of June 30, 1997, net revenue relating to the Power Series products was fully recognized. All other product sales are recorded as net revenue upon shipment to the OEM customer.

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

     Gross Margin. Gross margins increased to 51% in the three months ended June
     ------------
30, 1997 from 39% in the three months ended June 30, 1996. Gross margins increased to 51% in the nine months ended June 30, 1997 from 37% in the nine months ended June 30, 1996. The increases in gross margin were primarily due to economies of scale derived from higher sales volumes, and reductions in component costs achieved through new product designs and favorable component pricing, partially offset by a sales shift toward certain lower margin pre-configured server models. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue in the future. In this regard, the Company has lowered pricing for new versions of its products which were introduced in June, 1997. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

     Research and Development.  All research and development costs to date have
     ------------------------
been expensed as incurred. Research and development expenses increased 70% to $1.7 million in the three months ended June 30, 1997 from $1.0 million in the three months ended June 30, 1996. Research and development expenses increased 29% to $4.0 million in the nine months ended June 30, 1997 from $3.1 million in the nine months ended June 30, 1996. The increases in research and development were primarily attributable to increased staffing and associated support required to enhance the Company's product line and to introduce the Company's DC Series product line. In addition, the increase reflects the addition of Quintar's engineering resources. In view of current projects under development and contemplated, research and development expenses are expected to increase in future periods.

     Sales, General and Administrative.  Sales, general and administrative
     ---------------------------------
expenses increased 120% to $2.2 million in the three months ended June 30, 1997 from $1.0 million in the three months ended June 30, 1997. Sales, general, and administrative expenses increased 144% to $6.1 million in the nine months ended June 30, 1997 from $2.5 million for the nine months ended June 30, 1996. The increases in these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs, primarily to increase the Company's level of support for Xerox's sales organization; and enhancement of the Company's corporate infrastructure to replace services provided by Radius prior to the Splash Acquisition and support expansion of the Company's operations and the Company's status as a public company. The Company intends to continue to increase sales and marketing expenses in an effort to enhance sales support capabilities and to further pursue promotional programs designed to improve name and product recognition in the end user community. In addition, the Company believes that its general and administrative expenses will increase in the foreseeable future as it continues to implement additional management and operational systems, expands its administrative staff and incurs additional costs relating to being a public company.

     Acquisition-Related and Non-Operating Expenses.  In fiscal 1996, the
     ----------------------------------------------
Company recorded certain costs related to the Splash Acquisition, including a write-off of $19.3 million of in-process research and development, and the amortization in full through May 1996 of $3.4 million of purchased technology. These in-process research and development projects were related to the development of the Company's PCI Series product line. Substantially all the research and development costs incurred from the Splash Acquisition through May 1996 (the time of the PCI Series product launch) were for the development of the PCI Series products. Through September 30, 1996 the Company had incurred interest costs pursuant to the subordinated notes and the line of credit established in connection with the Splash Acquisition, offset in part by interest earned on short-term investments.

     In the nine months ended June 30, 1997, the Company acquired Quintar and wrote-off approximately $11.0 million of in-process research and development in connection with such acquisition. These in-process research and development activities, related to projects for the development of Quintar's embedded controllers and low-end servers, have no alternative future use and have not reached technological feasibility.

     Other Income.  The Splash Acquisition was recorded under the purchase
     ------------
method of accounting. Concurrent with the Splash Acquisition, the Company issued subordinated promissory notes with an aggregate face value of $8.0 million. The valuation of the subordinated debt by an independent third party resulted in an assigned value of $8.6 million. In October 1996, the Company utilized $8.0 million of the proceeds of its initial public offering to repay the subordinated promissory notes payable and recorded $600,000 of other income to eliminate the face value of the subordinated debt from the consolidated balance sheet.

     Provision for Income Taxes.  The Company accounts for income taxes in
     --------------------------
accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes". For the nine months ended June 30, 1996, the Company estimated a provision for income taxes as if CSG had been operating as a separate company. In addition, as a result of the Splash Acquisition (a taxable event), the Company recorded a deferred tax asset of approximately $9.1 million and realized a corresponding credit to the provision for income taxes, arising from the difference in treatment of acquired intangible assets for tax and financial reporting purposes. In connection with the Quintar acquisition (a non-taxable event for the Company), the Company recorded $3.3 million of deferred tax assets relating to Quintar's net operating loss carryforwards. These net operating loss carryforwards are subject to certain limitations. The Company has not reduced the deferred tax assets by a valuation allowance as it is more likely than not that all of the deferred tax assets will be realized through future taxable income. The Company's effective tax rate (excluding the purchase accounting adjustments relating to the Quintar acquisition) was 36% and 37% for the three months and nine months ended June 30, 1997 respectively.

     Recent Pronouncements.  During February 1997, the Financial Accounting
     ---------------------
Standards Board issued Statement 128, Earnings Per Share (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's first quarter of 1998. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of financial statements. The impact of adopting SFAS No. 130, which is effective for the Company in fiscal 1999 has not been determined.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the impact of adoption has not been determined.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had $6.6 million of cash and cash equivalents and had no borrowings under its $5.0 million bank line of credit. Borrowings under the line of credit bear interest at the prime rate and are available under the line of credit based on a percentage of eligible accounts receivable. The line of credit expires on January 1, 1998.

     The Company's operating activities provided $8.6 million in cash in the nine months ended June 30, 1997, primarily due to increases in accounts payable and offset in part by an increase in accounts receivable and a decrease in deferred revenue. For the nine months ended June 30, 1996, the Company generated $6.8 million in cash operations, primarily due to decreases in accounts receivable and increases in other accrued liabilities, deferred revenue and income taxes payable, partially offset by decreases in royalties payable.

     Investing activities used $11.8 million in cash in the nine months ended June 30, 1997 and $23.8 million in the nine months ended June 30, 1996. These amounts resulted primarily from $11.2 million in cash used in the Quintar Acquisition and $23.4 million in cash used in connection with the Splash Acquisition.

     Financing activities provided $3.6 million in the nine months ended June 30, 1997. Financing activities included the Company's initial public offering, of which the net proceeds were approximately $26.6 million. From these proceeds, the Company redeemed its Series A Preferred Stock for $15.4 million and repaid outstanding subordinated promissory notes payable to stockholders of $8.0 million. The remaining net proceeds from the initial public offering are being used for working capital and general corporate purposes. The Company has no material financing commitments other than obligations under operating leases. For the nine months ended June 30, 1996, financing activities provided $23.6 million, consisting primarily of financing related to the Splash Acquisition.

     The Company believes that it will be able to satisfy its cash requirements for at least the next twelve months from a combination of the proceeds of its initial public offering, cash flow from operations and the Company's bank line of credit.

FACTORS AFFECTING FUTURE RESULTS

     Short Period of Independent Operations; No Assurance of Future
     --------------------------------------------------------------
Profitability.  Prior to the Splash Acquisition in January 1996, the business of
-------------
the Company had been operated as a division of Radius and, prior to the merger of SuperMac into Radius, as a division of SuperMac. Moreover, Splash was dependent on Radius through May 1996 for certain financial and administrative services and related support functions. Accordingly, the Company has had limited experience operating as an independent entity. Moreover, the Company only began implementing independent accounting systems, financial, operational and management controls, and reporting systems and procedures in February 1996. The Company believes that further improvements in financial, management and operational controls will continue to be needed to manage any expansion of the Company's operations. The failure to implement such improvements could have a material adverse effect upon the Company's business, operating results and financial condition.

     Although the Company's net revenue has increased each year since fiscal 1994, the Company's limited history of operations as an independent entity makes reliable predictions of future operating results difficult or impossible. In particular, the Company's recent revenue growth should not be considered indicative of future results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain growth on a quarterly or annual basis. Although the Company was profitable for the first eight months of independent operations through September 30, 1996 and for the first nine months of fiscal 1997, before purchase accounting adjustments, there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

     Fluctuations in Operating Results; Seasonal Purchasing Patterns.  The
     ---------------------------------------------------------------
Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the second half of the Company's fiscal year. As a result, the Company's sales have historically been lower, and are expected to continue to be lower, in the first quarter of the Company's fiscal year than in the immediately preceding fourth quarter. However, in the event that these customers change their purchasing patterns in the future, this seasonality may change which could affect the Company's quarterly operating results. In addition, any increases in inventories by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its Professional Color Imaging ("PCI") Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers over time or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

     The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue. In this regard, the Company lowered pricing for new versions of its products which were introduced in June 1997. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and to support expansion of operations. Accordingly, if sales are below expectations in any given period, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

     Emerging Color Server Market.  The market for the Company's color server
     ----------------------------
products has only recently begun to develop. Because the markets for digital color copiers and connected color servers are relatively new, and because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. If the color server market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance that the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

     Dependence on Xerox and Fuji Xerox.  The Company's products operate only
     ----------------------------------
with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products solely to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. Sales to Xerox in fiscal 1994, 1995 and 1996 accounted for approximately 40%, 41% and 43%, respectively, of the Company's net revenue, and sales to Fuji Xerox in such periods accounted for approximately 60%, 59% and 57%, respectively, of net revenue. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be materially and adversely affected. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

     As a result of its reliance on Xerox and Fuji Xerox, the Company currently has a relatively small sales and marketing organization and has limited experience with direct sales efforts. Any change in the sales and marketing efforts of Xerox or Fuji Xerox with respect to Splash's products, including any reduction in the size or effectiveness of the Xerox or Fuji Xerox sales and marketing forces, or changes in incentives for Xerox or Fuji Xerox salespersons to sell Splash products or color servers produced by competitors of Splash, could have a material adverse effect on the Company's business, operating results and financial condition.

     Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, Electronics for Imaging, Inc. ("EFI"). The Company is the principal supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products and cannot begin shipping any version to Xerox or Fuji Xerox until such version meets their respective quality standards. Either Xerox or Fuji Xerox may choose to promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products, may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. The Company does not have contracts with Xerox and Fuji Xerox with respect to its products and is currently operating on a purchase order basis with these customers. There can be no assurance that the Company will continue to receive orders from Xerox or Fuji Xerox. Any decrease in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

     Inventory Risks.  Xerox and Fuji Xerox may from time to time carry excess
     ---------------
inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. Xerox indicated to Splash that, to eliminate this inventory and to permit Xerox to introduce the PCI Series products, Xerox substantially reduced the selling prices of the Power Series products beginning in June 1996. Sales by Xerox of the Power Series products at a discount may have resulted in reduced sales of the Company's PCI Series products. Moreover, Xerox had difficulty selling color server kits for the Power Series products, which do not include a computer platform, because these units require the use of an Apple Power Macintosh based upon the NuBus architecture no longer used in Apple Power Macintosh computers. Thus, a purchaser of the earlier generation color server kit was required to purchase or already own a NuBus based Apple Power Macintosh. There can be no assurance that the Company will receive sufficient information from Xerox, Fuji Xerox or other customers over time or that the Company will in any event be able to prevent the recurrence of a similar problem in the future. As a result, Splash's customers, among other things, may be required to discount excess inventory, may experience difficulty in selling excess inventory, may experience reduced sales of new products or may become dissatisfied with their relationship with Splash. Although customers have no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to significant customers. Reduced sales of Splash products by Xerox or Fuji Xerox or any financial or other accommodation made to Xerox or Fuji Xerox could have a material adverse effect on the business, operating results and financial condition of Splash.

     Dependence on Adobe Systems Incorporated.  The Company's products depend on
     ----------------------------------------
the PostScript page description language software developed by Adobe Systems Incorporated ("Adobe") and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with current or future versions of PostScript, or any material defects in any versions of PostScript software (including defects identified in connection with upgrades of the Company's products), could have a material adverse effect on the Company's business, operating results and financial condition. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1997, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

     Dependence on Apple Computer, Inc.  Substantially all of the Company's
     ---------------------------------
current products require the use of an Apple Power Macintosh computer as a computer platform. Apple has experienced, and continues to experience, significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. In addition, Apple has experienced significant changes in management. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. In addition, the Company has experienced sourcing difficulties related to Apple's delay in the release of new models. There can be no assurance that the Company will not experience similar difficulties in the future. Any extended delay between the discontinuation of an existing model and the release of an enhanced model by Apple could have a material adverse effect on the Company's business, financial condition and results of operations. Any efforts of the Company to migrate its products to a different computer platform would require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

     Dependence on Single Product Line.  Substantially all of Splash's current
     ---------------------------------
shipments consist, and are expected to continue to consist, of the Company's color server products. Because of this product concentration, a significant decline in demand for or pricing of these products would have a material adverse effect on the Company's business, operating results and financial condition, whether as a result of a decline in sales of complementary Xerox and Fuji Xerox copiers; a further decline in the market for Apple Power Macintosh computers; increased sales by Xerox or Fuji Xerox of color servers offered by competitors of the Company or developed internally by Xerox or Fuji Xerox; new product introductions by competitors; price competition; or technological change. Any decline in the market for this product line or any failure to timely produce new and enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated with Quintar Acquisition; General Risks Associated with
     ------------------------------------------------------------------------
Acquisitions.  On May 28, 1997, the Company acquired Quintar. In addition to the
------------
risks generally associated with an acquisition (including those specified in the following paragraph), there are specific risks associated with the Quintar acquisition, including those specified below. First, Quintar's technology is currently under development. There can be no assurance that Quintar's technology can be successfully developed on a timely basis or at all, or that products based on this technology will receive widespread market acceptance. Moreover, there can be no assurance that the Company can successfully integrate Quintar's technology. Second, Quintar has experienced net losses in the past, including the last three years. There can be no assurance that Quintar will not continue to incur net losses, which the Company would be required to fund. Third, Quintar's target market, the low-end and mid-range market for color servers, is characterized by intense competition and rapid change. Quintar's principal competitor is EFI, the Company's most significant competitor. Fourth, the Company is currently planning to distribute Quintar's low-end color servers, if successfully developed, through the reseller channel. Neither Quintar nor the Company has previously sold into the reseller channel or has a sales and marketing force capable of servicing this channel. There can be no assurance that the Company will be able to successfully sell products into this distribution channel or that it will be able to develop the sales and marketing force required to service this channel.

     The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. For example, in connection with the Quintar acquisition, Splash recorded an expense related to purchased in-process research and development of approximately $11.0 million. To date, other than the Splash Acquisition, the Company's only acquisition transaction has been the Quintar acquisition. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

     Management of Expanding Operations.  The growth in the Company's business
     ----------------------------------
has placed, and any further expansion would continue to place, a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future expansion effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new management and employees into its overall operations and to continue to improve its operational, financial and management systems. In this regard, the Company currently does not have, but is seeking to identify and recruit, a Vice President, Sales and Marketing. Moreover, the Company expects to continue to increase the size of its domestic and international sales support staff and the scope of its sales and marketing activities, and to hire additional research and development personnel. The Company's failure to manage any expansion effectively, including any failure to integrate new management and employees or failure to continue to implement and improve financial, operational and management controls, systems and procedures, could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Dependence on Component Availability and Cost.  The Company purchases
     ---------------------------------------------
components comprising a significant portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix. The Company currently sources most of its Power Macintosh computers that serve as the platforms for its color servers from Apple. The Company is currently operating on a purchase order basis with Apple.

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

     The market prices and availability of certain components, particularly memory, other semiconductor components and Apple Power Macintosh computers, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's operating results and financial condition.

     Dependence on Proprietary Technology; Reliance on Third Party Licenses. The
     ----------------------------------------------------------------------
Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and there can be no assurances that the steps taken by the Company will prevent misappropriation of its technology. The Splash software included as a part of the Company's products is sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company does not own any issued patent. There can be no assurance that any trademark or copyright owned by the Company, or any patent, trademark or copyright obtained by the Company in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. Thus, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that others will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Although a portion of the purchase price in the Splash Acquisition was placed in escrow pending resolution of the EFI litigation, there can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in the EFI suit or any other claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Need for Additional Capital.  The Company believes that in order to remain
     ---------------------------
competitive it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, capital expenditures and potential acquisitions. Although the Company believes that it will be able to fund planned expenditures for at least the next twelve months from a combination of the proceeds of the Offering, cash flow from operations, existing cash balances and the Company's bank line of credit, there can be no assurance that the Company will be able to obtain any additional financing which may be required in the future on acceptable terms or at all.

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

     International Sales.  All sales to Fuji Xerox are international sales. As a
     -------------------
result, international sales accounted for approximately 60%, 59%, and 57% of net revenue in fiscal 1994, 1995 and 1996, respectively. In addition, although substantially all sales to Xerox are accounted for as U.S. sales, Xerox has a significant international customer base, and the Company believes that a significant portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. The Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

     Financial Difficulties of a Certain Stockholder; Potential Sales of Common
     --------------------------------------------------------------------------
Stock.  Radius, which currently beneficially own 14.4% of the outstanding
-----
shares of the common stock and which will beneficially own approximately 6.5% of the outstanding shares of the Common Stock immediately following the Offering, if consummated, has faced, and continues to face, significant financial difficulties. Radius has certain rights to demand that the Company register Radius' shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), which registration would permit the sale by Radius of the shares registered in the public market. In addition, under certain circumstances, IBM Credit Corporation may require Radius to use its best efforts to dispose of its Splash Common Stock. If Radius were to voluntarily or involuntarily enter bankruptcy, Radius might have the ability to sell a substantial portion of its holdings of Common Stock in the public market without regard to requirements for registration of such shares under the Securities Act or the requirements of Rule 144 promulgated under the Securities Act and may have the ability to avoid its obligations under the lock-up agreement with respect to Common Stock held by it. Sales of substantial amounts of the shares of Common Stock held by Radius in the public market or the prospect of such a sale could adversely affect the market price of the Company's Common stock.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits:
                       11.1      Computation of Earnings Per Share
                       27.0      Financial Data Schedule

                  (b)  Reports on Form 8-K
                       The Company filed a Form 8-K on May 30, 1997 for matters related to the acquisition of Quintar Corporation.

                       The Company filed a Form 8-K/A on August 11, 1997 to amend the Form 8K filed on May 30, 1997. The Form 8-K/A included the following:

                       Report of Independent Auditors
                       Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended December 31, 1995 and 1996
                       Consolidated Statements of Shareholders' Equity for the
                        years ended December 31, 1995 and 1996
                       Consolidated Statements of Cash Flows for the years
                        ended December 31, 1995 and 1996
                       Notes to Consolidated Financial Statements
                       Condensed Consolidated Balance Sheet as of March 31, 1997
                        (unaudited)
                       Condensed Consolidated Statements of Operations for the
                        three months ended March 31, 1996 and 1997 (unaudited)
                       Condensed Consolidated Statements of Cash Flows for the
                        three months ended March 31, 1996 and 1997 (unaudited)
                       Notes to Condensed Consolidated Financial Statements Introductory paragraph to Pro Forma Combined Condensed
                        Statements of Operations (unaudited)
                       Pro Forma Combined Condensed Statement of Operations for
                        the year ended September 30, 1996 (unaudited)
                       Pro Forma Combined Statement of Operations for the nine
                        months ended June 30, 1997 (unaudited)
                       Notes to Unaudited Pro Forma Information

                                  SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                          SPLASH TECHNOLOGY HOLDINGS, INC.
                                          (Registrant)

Date:     August 13, 1997                 By:    /s/ Joan P. Platt
      -----------------------                 --------------------------------
                                              Joan P. Platt
                                              Vice President, Finance &
                                              Administration,
                                              Chief Financial Officer