Form 10-K405
period 1997-09-30
SPLASH TECHNOLOGY HOLDINGS INC
filed 1997-12-29
CIK 1020394

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended  September 30, 1997
                                ------------------

                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____

                        COMMISSION FILE NUMBER 000-21171

                        SPLASH TECHNOLOGY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      77-0418472

(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)



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



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this
Form 10-K.        [X]



The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 17, 1997 was approximately $157 million based upon the closing price of the common stock on the Nasdaq Stock Market for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may, under certain circumstances, be deemed to be an affiliate. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of Registrant's Common Stock as of December 17,1997 was 13,855,089.



Documents incorporated by reference: Items 10,11,12 and 13 of Part Ill are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1998. This Report contains 45 sequentially numbered pages of which this is Number 1.

                                     PART 1



        This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Results". Unless the context otherwise specifies, references in this Report on Form 10-K to "Splash" and the "Company" refer to Splash Technology Holdings, Inc. and its subsidiaries, including its principal operating subsidiary, Splash Technology Inc., as well as predecessor entities.


ITEM 1.     BUSINESS


        Splash develops, produces and markets color servers that provide an integrated link between desktop computers and digital color laser copiers and enable such copiers to provide high quality, high speed, networked color printing and scanning. These hybrid systems, consisting of color servers and digital color laser copiers (referred to as connected or multifunction copiers), support multiple uses including image scanning, image manipulation, printing and photocopying. The Company's products feature advanced color correction, color calibration and separations support, ease of use, time-saving work flow functionality, simulation of many color monitors and printing presses, and automatic correction for certain printing workflow problems. Splash's color servers are commonly accessed by users across networks of Windows-based personal computers, Power-PC personal computers and UNIX-based computers.

        Splash sells its color server products to two of the leading providers of color copiers, Xerox Corporation (including its affiliate in Europe, Xerox B.V.) ("Xerox") and Fuji Xerox Company Ltd. ("Fuji Xerox"). The original equipment manufacturers ("OEMs") integrate the Company's color servers with their digital color copiers and sell the connected systems to end users through a worldwide direct distribution network. Users of the Company's color servers include magazine publishers, advertising firms, graphic arts firms, publishing services providers, prepress and printing firms, and Fortune 500 companies with in-house graphics, marketing and advertising and publishing needs.

        Splash Technology Holdings, Inc. was incorporated in Delaware in December 1995. The Company's business operated as the Color Server Group (CSG) division of SuperMac Technology, Inc. ("SuperMac") from late 1992 to August 1994, and after the merger of SuperMac into Radius Inc. ("Radius") as the CSG division of Radius from August 1994 until January 1996. In January 1996, the Company was acquired by an investor group led by certain entities affiliated with Summit Partners, L.P. and Sigma Partners, L.P. (the "Splash Acquisition"). The Company's executive offices are located at 555 Del Rey Avenue, Sunnyvale, CA 94086, and its telephone number is (408) 328-6300.

     PRODUCTS AND TECHNOLOGY

     Product Lines

        Splash offers both pre-configured color server systems and board-level server kits. The preconfigured color server systems include a Splash copier interface board and frame buffer installed in an Power PC based computer and feature Splash software, a color display, a keyboard and an interface cable. The server kits do not include the computer, display and keyboard, thereby allowing the customer or reseller to install the Splash color server on a locally procured or existing compatible system. Splash products are sold under the Splash brand worldwide except in Japan, where they are sold under the SM ICS brand name of Fuji Xerox. The fundamental architectures of the SM ICS and Splash products are substantially identical other than localization differences for user interface and documentation.

        Splash's primary product lines are the Splash Professional Color Imaging ("PCI") Series, first introduced in May 1996, and the Splash for DocuColor ("DC Series"), first introduced in September 1996. These products generally use Apple Power Macintosh computers and are compatible with the PCI bus architecture. The Splash Power Series product line, based on a design originally launched in 1993 and updated over the years with successive software releases, uses the NuBus architecture found in earlier Apple Power Macintosh computers. The Company continues to offer Power Series products in limited quantities, primarily as spare parts. The retail prices to end users of Splash products vary by geographical region, model and configuration. For example, depending on the model and configuration, the retail prices to end users of PCI Series products currently range from $13,000 to $28,000 in the United States and (Yen)1.6 million to (Yen)3.19 million in Japan. The retail price to end users of the one DC Series product marketed in the United States is $50,000 and the retail prices to end users of the three DC Series products marketed in Japan range from (Yen)4.15 million to (Yen)6.8 million.

        To expand its product offerings targeted at the low-end and mid-range market for color servers, Splash recently consummated two acquisitions. In May 1997, Splash acquired Quintar Holdings Corporation ("Quintar"), a company based in Torrance, California, that designs, manufactures and markets embedded controllers for desktop color printers, as well as proprietary servers for high-speed, multifunction monochrome and color printers and copiers. In October 1997, Splash acquired ColorAge Inc. ("ColorAge"), a company based in Billerica, Massachusetts, that designs, manufactures and markets DocuPress, a line of color document print servers targeted principally at the emerging market for high speed color printing in the office.

     Product Features and Technology

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

        The Company's products include a Splash-designed copier interface board integrated with a standard computer system and Splash software written for the server and its networked clients. The Splash copier interface board uses double-sided surface mount technology and includes a number of advanced design features such as a proprietary application specific integrated circuit
(ASIC), certain other custom ASICs and a large frame buffer-all in a single-slot PCI form factor.

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

        CMYK Separation Support. Splash's CMYK separation capability enables users to employ page layout and publishing software to print pre-proofs from color copiers that incorporate overprinting (overlapping mixing of colors) and Desktop Color Separations (high-resolution separation files). This feature allows the printing of high quality pre-proofs and thereby saves professional color publishing end users time and money by reducing the number of cycles of film proofs required for the design and production process.

        Splash Match. Splash Match is a unique color management solution that permits rapid, automatic and accurate color correction of image files. The user can select among a variety of color profiles including RGB monitor matching and CMYK press matching-through "check box" selections within a printing window in the graphical user interface from a networked client.

        Splash ColorCal. Splash ColorCal is a fast, easy-to-use calibration utility that utilizes a unique randomized calibration target and a copier's built-in digital scanning capability for calibration. By making calibration fast and simple and eliminating the need for separate, expensive densitometers, Splash provides a mechanism for frequent calibration that assures reproducible, consistent color. All Splash Match color profiles (RGB and CMYK) are updated simultaneously upon completion of calibration. Splash Match also provides an "expert mode" of operation that allows the user to customize a copier's output to the unique print characteristics of a given press intended for final printing.

        Splash AccuColor. Splash AccuColor, implemented as part of Splash Match, allows for more accurate translation and printing of monitor blues without the significant purple shift that occurs with almost all other printing alternatives. This is a performance advantage in printing applications where the desired goal is producing output that comes as close as possible to matching the RGB colors on a user's display. Splash AccuColor allows for screen-to-press matching through the use of one of several Splash press profiles selectable in Adobe Photoshop.

        Splash IntelliColor. Splash IntelliColor compensates for mistakes commonly made during the design process such as mixing different RGB file formats or combining RGB and CMYK formats in the same document. Images combined in the same file are separately and accurately color corrected. This capability is independent of the end user's application or computer workstation.

        Splash Scan and Splash Print. Both Splash Scan and Splash Print are Adobe Photoshop Plug-in modules that provide 400-dpi, 24-bit color scanning from the copier and ultra high-speed bit map printing to a copier, respectively. In this way, scans can be made, retouched and printed locally without tying up the network.

        Splash Colortone. Splash Colortone enhances the print quality of color servers that have limited frame buffer memory. Splash Colortone delivers true, continuous tone (contone) or near-contone quality output optimized to the available frame buffer memory. Splash Colortone is automatically engaged whenever the Splash server has too little memory to print a given page size with full color quality. The Splash Colortone feature can print with either a 2:1 memory savings, yielding near-contone quality, or a 4:1 memory savings, yielding prints with some but often minimal degradation. Splash automatically switches back to true contone printing when sufficient memory is available.

      Splash Edit. Splash Edit is a utility that enables the user to change certain print settings at the Splash server after the print job has been sent by the user across the network. Changeable print settings include number of copies, tray selection, color correction choice, page range and sorter. Because these settings can be changed at the Splash server next to the copier, the user saves time by not having to return to the client computer to resend the file.

      Spot Color Matching. Spot Color Matching allows the printing of spot colors (within the color gamut of the copier) without converting them to process color and without interrupting the user's existing work flow.

      Progressives. The Progressives feature enables the printing of any of the four CMYK plates, in any combination, and in the resulting color of that combination. Proofing four-color work on a two-color press is one of the many uses of Progressives.

      Further Enhanced Calibration (ColorCal). The ColorCal feature enhances the ability to store up to 10 custom color profiles. In addition, ColorCal works with Fuji Xerox DocuColor 40 copiers and Xerox DocuColor 4040 copiers through the use of desktop scanners.

      World Wide Web/Internet/Intranet Printing. The Web Server option allows users to print or manage a print job from any workstation on an intranet or the Internet.

SALES AND MARKETING

      Splash sells its color server products to two of the leading providers of color copiers, Xerox and Fuji Xerox. These OEMs integrate the Company's color servers with their digital color copiers and sell the connected systems to end users through a worldwide direct distribution network. Xerox sells primarily in North America, South America and Europe, while Fuji Xerox sells primarily in Japan and the Asia Pacific region. Xerox and Fuji Xerox each provide primary customer service through their worldwide networks, while Splash provides backup support to Xerox and Fuji Xerox. These relationships allow Splash to provide strong customer support at the local level as well as providing Splash with a valuable source of input for product enhancement. Splash believes that the strength of Xerox and Fuji Xerox in the office equipment market provides the Company with a significant opportunity to expand its presence in the end user office printing market.

      Xerox and Fuji Xerox sell Splash products as well as competing color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance that the Company will continue to receive orders from Xerox or Fuji Xerox. Any decrease in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

      As of September 30, 1997, the Company employed 32 people in sales and marketing. These people support Xerox's sales force while Fuji Xerox is supported by its own personnel. Splash's sales and marketing personnel typically provide support to Xerox and Fuji Xerox through sales literature, periodic training, customer symposia, pre-sales support and joint sales calls. The Company also participates in industry trade shows and conferences, distributes sales and product literature and has a public relations plan intended to generate coverage of the Company's products and technology by editors of trade journals.

      Splash believes that in order to increase its market penetration and enhance brand awareness, it must continue to expand its sales and marketing efforts. The Company plans to recruit and hire additional field personnel in Europe, the United States, the Asia Pacific region and Latin America, as well as to expand its marketing programs. There can be no assurance that the Company will be able to hire additional personnel, expand its marketing programs or that the Company will be able to increase its market penetration.

MARKETS AND CUSTOMERS

      Splash products are employed by users in five principal markets: commercial and short-run printing, prepress and photo labs, graphic arts and professional color publishing, print-for-pay and office color printing. The Company to date has focused principally on the prepress and graphic arts markets, where end users who are discerning about color and print quality require high quality innovative color server solutions. The Company believes that the emerging use of color in a variety of printing applications is creating an opportunity for the Company's products in the other market segments.

      Commercial and Short-Run Printing. The commercial printing market represents the highest quality and highest volume color printing production. Firms in this market typically have their roots in traditional offset press printing, in which output is developed in-house at businesses and other organizations, prepared for printing by service bureaus and trade shops (which often perform prepress services as described below) and then delivered to the commercial printer for printing on large, expensive printing presses. In recent years, many firms in the commercial printing market have begun to expand into prepress and short-run printing services. These firms use color server-based printing devices to more rapidly and less expensively produce pre-proofs of color output. In addition, many of these firms have begun to use color server-based printing devices as a less expensive alternative for printing in smaller quantities. End users of Splash products in this segment include Applied Computer Services, Inc. and R.R. Donnelley & Sons Company.

      Prepress and Photo Labs. The prepress market consists of service bureaus and trade shops which handle complex color production for end users that intend to send print jobs to short-run and commercial printing firms for high quality or high volume printing, as well as photo labs which provide high-end photographic services. Prepress firms work closely with end users and the local commercial printers that perform the print jobs. Prepress firms provide high end scanning, image retouching, imagesetter output of color separation films for proofing and, in some cases, the production of contract proofs which serve as the standard for the commercial print run. Firms in this market are utilizing color server-based printing devices as a means to reduce the cost and turnaround time for image design, modification and pre-proofing. End users of Splash products in this segment include the Digital Cafe, a wholly-owned subsidiary of Boston Photo Imaging, and smaller, local operators.

      Graphic Arts and Professional Color Publishing. The graphic arts and professional color publishing market consists of in-house creative staffs and advertising agencies and design firms. These creative professionals perform extensive color design and layout, but historically have not performed print production. Users typically utilize networked personal computers and workstations for color design and use color server-based printing devices for conceptual and comprehensive designs as well as pre-proofs. Users typically compose the color image to be printed utilizing applications such as Adobe Photoshop, Adobe Illustrator, QuarkxPress, Adobe PageMaker, Corel Corp. Corel, Corel Ventura Publisher, MetaCreations Live Picture and Macromedia Freehand. End users of Splash products in this segment include DRC Advertising, Hearst Magazines and Gibson Greetings, Inc.

      Print for-Pay. Print-for-pay firms provide a broad range of walk-in services including faxing, copying and desktop publishing. Recently these firms have begun to use connected color copiers to offer expanded color printing and copier services. Users in this market segment range from franchised and local storefronts traditionally focused on black and white copying services to specialized firms. End users of Splash products in this segment include PIP Printing.

      Office Color Printing. The office color printing market consists of networked office printing and central reproduction departments in businesses and other organizations. These organizations, which have typically used black and white laser printers and desktop color ink jet printers for production of word processed documents, spreadsheets and presentations, are increasingly using connected copiers to produce materials such as product brochures and internal communications. This market segment is still emerging, and the Company believes the ability of color servers to operate across corporate networks will help expand this market.

MANUFACTURING

      The Company outsources the manufacture of its products to third party subcontract manufacturers including Manufacturing Services, LTD ("MSL"), located in Sunnyvale, California, and Logistix Incorporated ("Logistix"), located in Fremont, California. MSL purchases the components used in Splash boards from its suppliers and performs double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Splash PCI Series products, on a turnkey basis. MSL also performs in-warranty and out-of-warranty repair of failed boards for the Splash PCI Series products. The Company purchases Power PC computers, monitors and memory, and furnishes these components as well as the MSL assembled boards to Logistix for final assembly. Logistix directly purchases a small portion of the components used in Splash color servers and does all final assembly and system configuration.

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

      Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Apple Power Macintosh computers, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. In addition, Apple has experienced and continues to experience significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. The Company has also experienced difficulties related to Apple's delay in the release of new models. If Apple were to continue to experience such delays or discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise ceased to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. The Company also purchases memory modules from a single supplier. Although other sources are available, a change in memory supplier could require time to effect and could impact production. This risk would be exacerbated in times of short memory supply. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production volume capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company may be subject to an increasing risk of inventory obsolescence in the future, which could materially and adversely affect the operating results and financial condition.

      The market prices and availability of certain components, particularly memory and other semiconductor components and Apple Power Macintosh computers, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

      Splash's research and development efforts are focused on color science, application workflow, ASIC and board design, software and computer systems integration and the continued development of new and enhanced products. The Company also works closely with key technology partners including Adobe, Apple, Fuji Xerox and Xerox.

      The Company has historically devoted a significant amount of its resources to research and development. As of September 30, 1997, the Company had 45 employees engaged in research and development. Research and development expenses in fiscal 1995, 1996 and 1997 were $3.3 million, $4.1 million and $6.1 million, respectively. The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of products under development, effective manufacturing processes and the success of promotional efforts.

      There can be no assurance that any future products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new products or versions in a timely manner, or if such new products or releases do not achieve timely and widespread market acceptance, it would have a material adverse effect on the Company's business, operating results and financial condition.

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

      There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. In particular, EFI filed suit against Radius in November 1995, alleging infringement of an EFI patent by Splash's predecessor, CSG, and requesting unspecified monetary damages and injunctive relief. The technology which is the subject of the patent claim was acquired in the Splash Acquisition, and EFI could add Splash as a defendant to the suit at any time. Although a portion of the purchase price in the Splash Acquisition was placed in escrow pending resolution of the EFI litigation, there can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in this suit or any other third party claims that the Company is infringing on proprietary rights of others, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can he given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

      As of September 30, 1997, the Company employed 103 people, including 45 in research and development, 9 in operations, 32 in sales and marketing, and 17 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

      The Company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the Company's industry is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel necessary for the development of its business.

EXECUTIVE OFFICERS AND KEY PERSONNEL

      The following table sets forth certain information regarding the executive officers, directors and other key personnel of the Company as of September 30, 1997:


NAME                      AGE    POSITION
----                      ---    --------

Kevin K. Macgillivray      38    President, Chief Executive Officer and Director

Joan P. Platt              43    Chief Financial Officer and Vice President,
                                 Finance and Administration

Timothy D. Kleffman        39    Vice President, Business Development and
                                 Product Planning

Christine A.  Beheshti     35    Vice President, Software Engineering

Richard A. Falk            38    Chief Scientist

      Kevin K. Macgillivray has served as President, Chief Executive Officer and a director of the Company since January 1996. From April 1995 until the Splash Acquisition, Mr. Macgillivray was Vice President and General Manager of the Publishing Division of Radius Inc., a manufacturer of computer video cards and display products. From May 1993 to April 1995, Mr. Macgillivray held other managerial positions within Radius Inc. and SuperMac Technology, Inc., which merged into Radius Inc. in 1994. From May 1991 to May 1993, Mr. Macgillivray was Vice President and General Manager of Oce Graphics USA, a computer peripherals manufacturer. Mr. Macgillivray received a B.S. in Mechanical Engineering from Stanford University.

      Joan P. Platt joined the Company in March 1996 as Vice President, Finance and Administration and Chief Financial Officer. From October 1986 to March 1996, Ms. Platt was a general practice partner at Coopers & Lybrand L.L.P., a public accounting firm. Prior to 1986, Ms. Platt was a staff accountant and manager in the business advisory, accounting and audit practice of Coopers & Lybrand L.L.P. Ms. Platt received a B.S. in Business
Administration from The Pennsylvania State University.

      Timothy D. Kleffman has served as Vice President, Business Development and Product Planning since July 1997 and served as Vice President Engineering Operations from the Splash Acquisition to June 1997. Mr. Kleffman was Director of Printer Systems within the CSG at Radius and SuperMac from October 1992 until the Splash Acquisition. From August 1985 to October 1992, Mr. Kleffman held various management positions at ROLM Corporation. Mr. Kleffman received a B.S. in Electrical and Computer Engineering from the University of California, Davis.

      Christine A. Beheshti has served as Vice President, Software Engineering of the Company since the Splash Acquisition. From March 1993 until the Splash Acquisition, Ms. Beheshti held various engineering management positions with Radius and

SuperMac. From August 1987 to March 1993, Ms. Beheshti worked for ROLM Corporation, where she held various software development, management and engineering positions. Ms. Beheshti received a B.S. in Computer Science from the University of Wisconsin. Effective October 31, 1997, Ms. Beheshti resigned as Vice President, Software Engineering to pursue personal interests.

      Richard A. Falk has served as Splash's Chief Scientist since the Splash Acquisition in January 1996. From October 1992 until the Splash Acquisition, Mr. Falk served in various engineering positions with SuperMac and Radius. From July 1983 to October 1992, Mr. Falk worked for ROLM Corporation in a variety of development, engineering and management positions. Mr. Falk received a B.A. in Physical Sciences and an M.B.A. from the University of California, Berkeley.

FACTORS AFFECTING FUTURE RESULTS

      Short Period of Independent Operations; No Assurance of Future Profitability. Prior to the Splash Acquisition in January 1996, the business of the Company had been operated as a division of Radius and, prior to the merger of SuperMac into Radius, as a division of SuperMac. Moreover, Splash was dependent on Radius through May 1996 for certain financial and administrative services and related support functions. The Company began implementing independent accounting systems, financial, operational and management controls, and reporting systems and procedures in February 1996. The Company believes that further improvements in financial, management and operational controls will continue to be needed to manage any expansion of the Company's operations. The failure to implement such improvements could have a material adverse effect upon the Company's business, operating results and financial condition.

      Although the Company's net revenue has increased each year since fiscal 1994, the Company's limited history of operations as an independent entity makes reliable predictions of future operating results difficult or impossible. In particular, the Company's recent revenue growth should not be considered indicative of future results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain growth on a quarterly or annual basis. Although the Company was profitable for the first eight months of independent operations through September 30, 1996, before purchase accounting adjustments, and for the fiscal year ended September 30, 1997, there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

      Fluctuations in Operating Results; Seasonal Purchasing Patterns. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower, and are to be lower, in the December quarter than in the immediately preceding September quarter. However, the Company expects that these customers will change their purchasing patterns in the future. Consequently, this seasonality is expected to change in 1998 which would affect the Company's quarterly operating results. In addition, any increases in inventories by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers over time or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

      The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue. For example, the Company lowered pricing for new versions of its products which were introduced in June 1997. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and to support expansion of operations. Accordingly, if sales are below expectations in any given period, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

      Dependence on Xerox and Fuji Xerox. The Company's products operate only with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. Sales to Xerox in fiscal 1995, 1996 and 1997 accounted for approximately 41%, 43% and 44%, respectively, of the Company's net revenue, and sales to Fuji Xerox in such periods accounted for approximately 59%, 57% and 56%, respectively, of net revenue. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be materially and adversely affected. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

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

      Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, EFI. The Company is the principal supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products and cannot begin shipping any version to Xerox or Fuji Xerox until such version meets their respective quality standards. Either Xerox or Fuji Xerox may choose to promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products, may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance as to the level of orders from Xerox under its contract or that the Company will continue to receive orders from Fuji Xerox. Any decrease in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

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

      Dependence on Adobe Systems Incorporated. The Company's products depend on the PostScript page description language software developed by Adobe
Systems Incorporated ("Adobe") and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with current or future versions of PostScript, or any material defects in any versions of PostScript software (including defects identified in connection with upgrades of the Company's products), could have a material adverse effect on the Company's business, operating results and financial condition. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1998, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

      Dependence on Apple Computer Inc. Substantially all of the Company's current products require the use of an Apple Power Macintosh computer as a computer platform. Apple has experienced, and continues to experience, significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. In addition, Apple has experienced significant changes in management. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. In addition, the Company has experienced sourcing difficulties related to Apple's delay in the release of new models. There can be no assurance that the Company will not experience similar difficulties in the future. Any extended delay between the discontinuation of an existing model and the release of an enhanced model by Apple could have a material adverse effect on the Company's business, financial condition and results of operations. Any efforts of the Company to migrate its products to a different computer platform would require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

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

      Risks Associated with Quintar and ColorAge Acquisition; General Risks Associated with Acquisitions. On May 28, 1997, the Company acquired Quintar, a company that designs, manufactures and markets embedded controllers for desktop color printers, as well as proprietary servers for high-speed, multifunction monochrome and color printers and copiers. In October 1997, Splash acquired ColorAge, a company that designs, manufactures and markets DocuPress, a line of color document print servers targeted principally at the emerging market for high speed color printing in the office. In addition to the risks generally associated with an acquisition (including those specified in the following paragraph), there are specific risks associated with these acquisitions, including those specified below. Both acquired companies have technology under development. There can be no assurance that the technology can be successfully developed on a timely basis or at all, or that products based on this technology will receive widespread market acceptance. Moreover, there can be no assurance that the Company can successfully integrate the acquired technology. Quintar has experienced net losses in the past, including the last three years. There can be no assurance that Quintar will not continue to incur net losses, which the Company would be required to fund. The target market for both of these companies, the low-end and mid-range market for color servers, is characterized by intense competition and rapid change. Their common principal competitor is EFI, the Company's most significant competitor. The Company is currently planning to distribute Quintar's low-end color servers, if successfully developed, through the reseller channel. Neither Quintar nor the Company has previously sold into the reseller channel or has a sales and marketing force capable of servicing this channel. There can be no assurance that the Company will be able to successfully sell products into this distribution channel or that it will be able to develop the sales and marketing force required to service this channel. Splash plans to sell DocuPress, the ColorAge product, as a complimentary product to its product line in the Xerox sales channel. There can be no assurance that Xerox will sell the DocuPress in the same manner in which it currently sells other Splash product, or that the Xerox sales personnel will choose to sell the DocuPress product.

      The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. For example, in connection with the Quintar and ColorAge acquisitions, Splash recorded, or will record in the case of ColorAge, an expense related to purchased in-process research and development of approximately $11.0 million and $ 26.9 million, respectively. To date, other than the Splash Acquisition, the Company's only acquisition transactions have been the Quintar and ColorAge acquisitions. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

      Dependence on Third Party Manufacturers. The Company generally outsources the manufacture of its products to third party subcontract manufacturers including MSL and Logistix. MSL purchases the components used in Splash boards from its component suppliers and performs double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis. MSL also performs in-warranty and out-of-warranty repair of failed boards for the Company's products. The Company directly purchases Apple Power Macintosh computers, monitors and memory, and furnishes these components, as well as the MSL-assembled boards, to Logistix for final assembly. Logistix directly purchases a small portion of the components used in Splash color servers and does all final assembly and system configuration.

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

      Dependence on Component Availability and Cost. The Company purchases components comprising a significant portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix. The Company currently sources most of its Power Macintosh computers that serve as the platforms for its color servers from Apple. The Company is currently operating on a purchase order basis with Apple.

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

      Dependence on Proprietary Technology Reliance on Third Party Licenses. The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and there can be no assurances that the steps taken by the Company will prevent misappropriation of its technology. The Splash software included as a part of the Company's products is sold pursuant to 'shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company does not own any issued patent. There can be no assurance that any trademark or copyright owned by the Company, or any patent, trademark or copyright obtained by the Company in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. Thus, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that others will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

      Need for Additional Capital. The Company believes that in order to remain competitive it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, capital expenditures and potential acquisitions. Although the Company believes that it will be able to fund planned expenditures for at least the next twelve months from a combination of the proceeds of its public offerings, cash flow from operations, existing cash balances and the Company's bank line of credit, there can be no assurance that the Company will be able to obtain any additional financing which may be required in the future on acceptable terms or at all.

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

      International Sales. All sales to Fuji Xerox are international sales. International sales accounted for approximately 59%, 57%, and 65% of net revenue in fiscal 1995, 1996 and 1997, respectively. In addition, although a majority of sales to Xerox are accounted for as U.S. sales, Xerox has a significant international customer base, and the Company believes that a significant portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. Other risks inherent in international sales include unexpected changes in regulatory requirements, tariffs and other trade barriers and uncertainties relative to regional circumstances. These risks, and in particular risks related to the economic circumstances in Japan, could have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

      Dependence on Key Personnel Because of the nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees, other than one employee of Quintar, and does not maintain key person life insurance policies on any of its employees.

ITEM 2.  PROPERTIES

      The Company's principal operations are located in a leased facility of approximately 24,000 square feet in Sunnyvale, California. The lease on this building expires in 2001, and the Company has an option to extend the lease for a period of up to five additional years. The Company also leases office suites in Paris, France, primarily for sales and marketing efforts in Europe. The initial lease term on these offices expires in April 1998, and the lease is automatically renewed every three months after April 1998 unless one of the parties to the lease gives prior notice of termination. The Company also leases office space in Torrance, California, which expires in August 1998 and office space in Billerica, Massachusetts, which expires in May, 1999. The Company believes that its existing facilities are adequate to meet its needs for the near term and is evaluating its future facility needs.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      Since the Company's initial public offering on October 9, 1996, the Company's common stock has traded on the Nasdaq Stock Market under the symbol "SPLH". The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Company's borrowing arrangements, including the Company's line of credit, prohibit the payment of cash dividends without the lender's prior written consent.

      As of December 17, 1997, the Company's common stock was held by approximately 196 stockholders of record.

     The following table lists the high and low closing quotations during each quarter the stock traded in the year ended September 30, 1997.

                                                    1997
                                          ------------------------
                                              Hi             Low
First Quarter (from October 9, 1996)        $26.50         $10.38
Second Quarter                               39.00          21.00
Third Quarter                                36.13          21.00
Fourth Quarter                               43.88          32.00

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following information has been summarized from the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in connection with such consolidated financial statements and the related notes thereto.

                                                   PREDECESSOR BUSINESS        SPLASH TECHNOLOGY HOLDINGS INC.
                                               ----------------------------    -------------------------------
                                                FISCAL YEAR     FOUR MONTHS    EIGHT MONTHS        FISCAL YEAR
                                                   ENDED           ENDED           ENDED              ENDED
                                               SEPTEMBER 30,    JANUARY 31,    SEPTEMBER 30,      SEPTEMBER 30,
                                                    1995           1996            1996               1997
                                               -------------    -----------    -------------      -------------
                                                           (in thousands except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue                                      $30,472           $13,008         $34,713            $76,327
Cost of net revenue                               20,723             8,427          19,381             37,229
                                                 -------           -------         -------            -------
   Gross profit                                    9,749             4,581          15,332             39,098
                                                 -------           -------         -------            -------
Operating expenses:
   Research and development                        3,295             1,498           2,627              6,062
   Sales and marketing                             2,076               688           1,756              6,051
   General administrative                            891               287           1,276              2,690
   Amortization and write-off of technology            -                 -          22,803             11,039
                                                 -------           -------         -------            -------
        Total operating expenses                   6,262            2,473           28,462             25,842
                                                 -------           -------         -------            -------
Income (loss) from operations                      3,487            2,108          (13,130)            13,256
Other income                                           -                -                -                600
Interest income (expense), net                         -              (18)            (575)               655
                                                 -------           -------         -------            -------
Income (loss) before income taxes                  3,487            2,090          (13,705)            14,511
Provision for (benefit from) income taxes          1,395              836           (5,509)             9,420
                                                 -------           -------         -------            -------
Net income (loss)                                $ 2,092           $ 1,254         $(8,196)           $ 5,091
                                                 =======           =======         =======            =======
Net income (loss) per share (1)                                                    $  (.93)           $   .41
                                                                                   =======            =======
Shares used in computing per share amounts (1)                                       9,583             12,423
                                                                                   =======            =======


                                                            SPLASH TECHNOLOGY HOLDINGS, INC.
                                                            --------------------------------
                                                                      SEPTEMBER 30,
                                                                 1996               1997
                                                            --------------------------------
                                                           (in thousands except per share data)
CONSOLIDATED BALANCE SHEET DATA:
Working capital                                                   $8,771            $65,048
Total assets                                                      31,232             98,215
Long term debt                                                     8,600                  -
Total liabilities                                                 20,322             19,677
Stockholders' equity                                              10,910             78,538



(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth in "Factors Affecting Future Results".

     OVERVIEW

      The Company operated as the CSG division of SuperMac from late 1992 to August 1994 and, after the merger of SuperMac into Radius, as the CSG division of Radius from August 1994 until January 1996. In January 1996, Splash was acquired by an investor group in a leveraged transaction. References below to the results of operations for the fiscal year ended September 30, 1996 refer to the results of operations of CSG for the four months ended January 31,1996 plus the results of operations of the Company for the eight months ended September 30,1996.

      On October 13, 1997, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, commencing January 1, 1998.

      The Company sells pre-configured color server systems and board-level server kits to two OEM customers, Xerox and Fuji Xerox, which integrate the Company's color servers with their color copiers and sell such connected systems on a worldwide basis. Sales to Xerox accounted for approximately 41%,43% and 44% of net revenue in fiscal 1995, 1996 and 1997, respectively. Sales to Fuji Xerox accounted for approximately 59%, 57% and 56% of net revenue in fiscal 1995, 1996 and 1997, respectively. The Company expects that sales to Xerox and Fuji Xerox will continue to account for a substantial portion of its net revenue for the foreseeable future. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products.

      Substantially all net revenue has been derived from the sale of systems and color server kits. The Company's policy is to recognize revenue at the time of shipment of its products to its OEM customers, which have no right to return products. The Company began shipping board level color server kits in fiscal 1993 and pre-configured color server systems in fiscal 1995. In May 1996, the Company made the transition from its Power Series products to its new PCI Series products, and continues to offer Power Series products only as warranty and replacement parts. In May 1996, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. In addition, the Company evaluated the carrying value of the Power Series product inventory and the related deferred revenue on a quarterly basis and, as of September 30, 1997, net revenue relating to the Power Series products was fully recognized. All other product sales are recorded upon shipment to the OEM customer.

      On May 28, 1997, the Company acquired Quintar, a privately-held company located in Southern California. Pursuant to the acquisition agreement, Splash paid to Quintar shareholders an aggregate of approximately $11.5 million in cash at closing, assumed Quintar's outstanding stock options valued at approximately $1.6 million and agreed to pay aggregate contingent earn-out payments of up to $3.2 million, subject to achieving certain net revenue and operating income targets. Splash wrote off approximately $11.0 million of the purchase price as in-process research and development in the third quarter of fiscal 1997 in connection with the Quintar acquisition.

      On October 30, 1997, the Company acquired ColorAge, a privately-held company located in Billerica, Massachusetts. The acquisition was accounted for under the purchase method of accounting. Splash agreed to pay ColorAge stockholders an aggregate of $28.4 million in a combination of approximately $25.5 million cash and the fair value of $2.9 million in common stock. Splash expects to write off approximately $26.9 million of the purchase price as in-process and purchased technology in the quarter ending December 31, 1997.

      The Company has achieved significant growth in net revenue and operating income each year since fiscal 1994, before purchase accounting adjustments. However, there can be no assurance that the Company will continue to grow at similar rates in the future, if at all. In addition, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Although the Company was profitable for the eight months of independent operations through September 30, 1996 and the fiscal year ended September 30, 1997, before purchase accounting adjustments, there can be no assurance that the Company will continue to be profitable on an annual or quarterly basis in the future.

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

   RESULTS OF OPERATIONS

      The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:


                                                         PREDECESSOR
                                                          BUSINESS           SPLASH TECHNOLOGY HOLDINGS, INC.
                                                         -----------         --------------------------------
                                                         YEAR ENDED
                                                        SEPTEMBER 30,            YEAR ENDED SEPTEMBER 30,
                                                        -------------          ---------------------------
                                                             1995                 1996             1997
                                                        -------------          ----------       ----------

                                                                 (pro forma)
Net revenue                                                100 %                  100%             100%
Cost of net revenue                                         68                     58               49
                                                           ---                    ---              ---
   Gross profit                                             32                     42               51
                                                           ---                    ---              ---
Operating expenses:
   Research and development                                 11                      9                8
   Sales and marketing                                       7                      5                8
   General and administrative                                3                      3                4
   Amortization and write-off of technology                  -                     48               14
                                                           ---                    ---              ---
        Total operating expenses                            21                     65               34
                                                           ---                    ---              ---
Income (loss) from operations                               11                    (23)              17
                                                           ---                    ---              ---
Other income                                                 -                      -                1
Interest income (expense), net                               -                     (1)               1
                                                           ---                    ---              ---
        Income (loss) before income taxes                   11                    (24)              19
Provision for (benefit from) income taxes                    4                    (10)              12
                                                           ---                    ---              ---
Net income (loss)                                            7%                   (14)%              7%
                                                           ===                    ===              ===

      Net Revenue. The Company's net revenue increased 56% to $47.7 million in fiscal 1996 from $30.5 million in fiscal 1995, and increased 60% to $76.3 million in fiscal 1997 from fiscal 1996. These increases were primarily attributable to higher unit sales of systems and color server kits due to increasing market acceptance of the Company's PCI Series products and sales of the new DC Series products (first introduced in September 1996). In addition, the Company has experienced a shift toward higher priced, pre-configured color server systems from lower priced color server kits, particularly in the third quarter of fiscal 1995 with the introduction of the Company's Power Series product line and in the third quarter of fiscal 1996 with the introduction of the Company's PCI Series product line. For example, since the Company's introduction of the PCI Series product line, Fuji Xerox has shifted its product purchases from substantially all kits to substantially all pre-configured systems. There can be no assurance that Fuji Xerox or Xerox will not change its mix of product purchases again in the future. Any sales mix shift toward kits would result in lower average selling prices and adversely impact net revenue. Net revenue has also been and may continue to be impacted by the Company's sales mix of systems and kits in greater or lesser memory configurations.

      All sales to Fuji Xerox are international sales. In addition, a majority of all sales to Xerox are accounted for as U.S. sales. However, Xerox has an international customer base and the Company believes that a portion of Splash products purchased by Xerox are resold outside the United States. International sales accounted for 59%, 57% and 65% of net revenue in fiscal 1995, 1996 and 1997, respectively. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability.

      Gross Margin. Gross margins were 32%, 42% and 51% in fiscal 1995, 1996 and 1997, respectively. The increases in gross margin were primarily due to economies of scale derived from higher sales volumes, and reductions in component costs achieved through new product designs and favorable component pricing, partially offset by a sales shift toward certain lower margin pre-configured server models. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue in the future. For example, the Company lowered pricing for new versions of its products which were introduced in June 1997. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

      Research and Development. Research and development expenses increased 24% to $4.1 million fiscal 1996 from $3.3 million in fiscal 1995, and increased 49% to $6.1 million in fiscal 1997 from fiscal 1996. As a percentage of net revenue, however, research and development decreased to 9% of net revenue in fiscal 1996 from 11% in fiscal 1995, and decreased to 8% in fiscal 1997. The increases in the absolute dollar amount of these expenses in fiscal 1995, 1996 and 1997 were primarily attributable to increased staffing and associated support required to enhance the Company's product line and to introduce the Company's Power Series, PCI Series and DC Series product lines, respectively. In addition, the increase in research and development expenses in the third quarter of fiscal 1997 reflects the addition of Quintar's engineering resources. Except for charges related to the Splash and Quintar acquisitions, all research and development costs to date have been expensed as incurred. In view of the ColorAge acquisition and current projects under development and contemplated, research and development expenses are expected to increase in absolute dollars and as a percentage of net revenue in future periods.

      Sales and Marketing. Sales and marketing expenses increased 14% to $2.4 million in fiscal 1996 from $2.1 million in fiscal 1995, and increased 154% to $6.1 million in fiscal 1997 from fiscal 1996. Such expenses represented 7%, 5% and 8% of net revenue for such respective periods. The increases in the absolute dollar amount of these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end user community and the Company's increased participation in industry trade shows. Sales and marketing expenses are expected to increase in absolute dollars in future periods, although they may vary as a percentage of net revenue.

        General and Administrative. General and administrative expenses increased 80% to $1.6 million in fiscal 1996 from $891,000 in fiscal 1995, and increased 69% to $2.7 million in fiscal 1997 from fiscal 1996. Such expenses represented 3%, 3% and 4% of net revenue for such respective periods. The increases in these expenditures were primarily due to increased salary and related costs due to increased headcount related to the Company's efforts to enhance its corporate infrastructure to replace services provided by Radius prior to the Splash Acquisition, to support expansion of the Company's operations and, in addition, in the year ended September 30, 1997, to cover costs related to being a public company. The Company believes that its general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, expands its administrative staff and incurs additional costs relating to being a public company.

      Acquisition-Related and Non-Operating Expenses. In fiscal 1996, the Company recorded certain costs related to the Splash Acquisition, including a write-off of $19.3 million of in-process research and development and the amortization in full through May 1996 of $3.4 million of purchased technology. These in-process research and development projects were related to the development of the Company's PCI Series product line. Substantially all the research and development costs incurred from the Splash Acquisition through May 1996 (the time of the PCI Series product launch) were for the development of the PCI Series products. Through September 30, 1996, the Company had incurred interest costs pursuant to the subordinated notes and line of credit established in connection with the Splash Acquisition, offset in part by interest earned on short term investments.

        In the year ended September 30, 1997, the Company acquired Quintar and wrote-off approximately $11.0 million of in-process research and development in connection with such acquisition. These in-process research and development activities, which were related to projects for the development of Quintar's embedded controllers and low-end color servers, have no alternative future uses and have not reached technological feasibility. In the quarter ending December 31, 1997, Splash expects to write-off approximately $26.9 million of in-process and purchased technology relating to the ColorAge acquisition.

     Other Income. The Splash Acquisition was recorded under the purchase method of accounting. Concurrent with the Splash Acquisition, the Company issued subordinated promissory notes with an aggregate face value of $8.0 million. The valuation of the subordinated debt by an independent third party resulted in an assigned value of $8.6 million. In October 1996, the Company utilized $8.0 million of the proceeds of its initial public offering to repay the subordinated promissory notes payable and recorded $600,000 of other income to eliminate the face value of the subordinated debt from the consolidated balance sheet.

      Provision for Income Taxes. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes." For fiscal 1995 and 1996, the Company estimated a provision for income taxes at (40%), as if CSG had been operating as a separate company. In addition, as a result of the Splash Acquisition (a taxable event), the Company recorded a deferred tax asset of approximately $9.1 million and realized a corresponding credit to the provision for income taxes, arising from the difference in treatment of acquired intangible assets for tax and financial reporting purposes. In connection with the Quintar acquisition (a non-taxable event for the Company), the Company recorded $3.3 million of deferred tax assets relating to Quintar's net operating loss carryforwards. These net operating loss carryforwards are subject to certain limitations. The Company has not reduced the deferred tax assets by a valuation allowance as it is more likely than not that all of the deferred tax assets will be realized through future taxable income. The Company's effective tax rate (excluding the purchase accounting adjustments relating to the Quintar acquisition) was 37% for fiscal 1997.

     LIQUIDITY AND CAPITAL RESOURCES

      From fiscal 1995 until the Splash Acquisition in January 1996, the Company satisfied its liquidity requirements through cash flows generated from operations. The Company had limited cash balances following the Splash Acquisition and satisfied its cash needs through a $4.0 million revolving line of credit and cash flows from operations. Subsequently, the Company has obtained sufficient cash from its public offerings operations to satisfy its liquidity requirements.

      As of September 30, 1997, the Company had $67.2 million of cash, cash equivalents and short term investments and had no borrowings under its $5.0 million bank line of credit. Borrowings under the line of credit bear interest at the prime rate and are available under the line of credit based on a percentage of eligible accounts receivable. The line of credit expires on January 1, 1998.

      For fiscal 1996, the Company generated $6.7 million in cash from operations, primarily due to increases in accounts payable, other accrued liabilities, deferred revenue and income taxes payable and decreases in accounts receivable partially offset by a decrease in royalties payable. The Company's operating activities provided $20.0 million in cash in the year ended September 30, 1997, primarily from increases in accounts payable and royalties payable, offset in part by an increase in inventories and a decrease in deferred revenue.

      The accounts receivable balance increased to $6.6 million at September 30, 1996 as the Company increased net revenue from fiscal 1995, partially offset by improved cash collection procedures which were implemented after the Splash Acquisition. The accounts receivable balance was $7.9 million at September 30, 1997 due primarily to increased net revenue from fiscal 1996. Trade accounts payable, other accrued liabilities and royalties payable increased from $5.8 million at September 30, 1996 to $16.1 million at September 30, 1997 due to increased operating activities.

      Investing activities used $24.1 million in cash in fiscal 1996 and $23.3 million in cash in fiscal 1997. These amounts resulted primarily from $23.4 million in cash used in connection with the Splash Acquisition in fiscal 1996 and $11.2 million in cash used in the Quintar acquisition in fiscal 1997. In addition, investing activities used $11.4 million for the purchase of marketable securities in fiscal 1997.

       Financing activities provided $23.6 million in cash in fiscal 1996, consisting primarily of financing related to the Splash Acquisition, and provided $52.9 million in cash in the year ended September 30, 1997. Financing activities in fiscal 1997 included the Company's two public offerings from which the Company received net proceeds of $75.1 million. From these net proceeds, the Company redeemed all of its Series A Preferred Stock for $15.4 million and repaid outstanding promissory notes payable to stockholders of $8.0 million. The remaining net proceeds from the Company's public offerings are being used for working capital, acquisitions and general corporate purposes. The Company has no material financing commitments other than its obligations under operating leases.

       The Company believes that cash flows from operations, existing cash balances and the Company's bank line of credit will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.


   RECENT ACCOUNTING PRONOUNCEMENTS

      During February 1997, the Financial Accounting Standards Board issued Statement 128 (SFAS 128) "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's first quarter of 1998. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

      In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of financial statements. The impact of adopting SFAS No. 130, which is effective for the Company in fiscal 1999, has not been determined.

      In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the impact of adoption has not been determined.

      In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2) "Software Revenue Recognition" which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1 "Software Revenue Recognition" and is effective for transactions entered into in fiscal years beginning after December 15,1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any, on the Company's current revenue recognition policies.

                                    PART III


       Certain information required by Part III is omitted from this Report on Form 10-K in that registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 26, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended ( the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


   ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT


       The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on February 26, 1998.


   ITEM 11.  EXECUTIVE COMPENSATION


       The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on February 26, 1998.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on February 26, 1998.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on February 26, 1998.

                                    PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


     (a)(1) Consolidated Financial Statements:                                                    Page Number
                                                                                                  -----------
               Report of Independent Accountants                                                       24
               Consolidated Balance Sheets:                                                            25
                  September 30,1996 and 1997
               Consolidated Statements of Operations:                                                  26
                  Year ended September 30, 1995, the four months ended January  31, 1996 and the eight months ended September 30,1996, and the year ended September 30, 1997
               Consolidated Statements of Stockholders' Equity:                                        27
                  Eight months ended September 30, 1996 and the year ended September 30, 1997
               Predecessor Business Statement of Parent Company Investment:                            27
                  Year ended September 30, 1994, 1995 and four months ended January 31, 1996
               Consolidated Statements of Cash Flows:                                                  28
                  Year ended September 30, 1995, the four months ended January 31, 1996 and the eight months ended September 30, 1996, and the year ended September 30, 1997
               Notes to Consolidated Financial Statements                                              29

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

            (a)  Exhibits:
                 11.1  Computation of Earnings Per Share
                 23.1  Consent of Coopers & Lybrand L.L.P.
                 27.0  Financial Data Schedule

            (b)  Reports on Form 8-K
                 The Company filed a Form 8-K on May 30, 1997 for matters related to the acquisition of Quintar Corporation.

                 The Company filed a Form 8-K/A on August 11, 1997 to amend the Form 8K filed on May 30, 1997.  The Form 8-K/A included the following:
                 Report of Independent Auditors
                 Balance Sheets as of December 31, 1995 and 1996
                 Consolidated Statements of Operations for the years ended December 31,
                  1995 and 1996
                 Consolidated Statements of Stockholders' Equity for the years ended
                  December 31, 1995 and 1996
                 Consolidated Statements of Cash Flows for the years ended December 31,
                  1995 and 1996
                 Notes to Consolidated Financial Statements
                 Condensed Consolidated Balance Sheet as of March 31, 1997 (unaudited)
                 Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and 1997  (unaudited)
                 Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1997  (unaudited)
                 Notes to Condensed Consolidated Financial Statements
                 Introductory paragraph to Pro Forma Combined Condensed Statements of
                  Operations (unaudited)
                 Pro Forma Combined Condensed Statement of Operations for the year ended September 30, 1996 (unaudited)
                 Pro Form Combined Statement of Operations for the nine months ended
                  June 30, 1997 (unauditied)
                 Notes to Unaudited Pro Forma Information

            (c)  Exhibits: See Index to Exhibits Page.
                 The Exhibits listed in the accompanying Index of Exhibits are filed as part of this Report.

            (d)  Consolidated Financial Statement Schedules: See (a)(1) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Splash Technology Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of Splash Technology Holdings, Inc. and its subsidiaries as of September 30, 1996 and 1997 and the related consolidated statements of operations, cash flows and stockholders' equity for the eight months ended September 30, 1996 and the year ended September 30, 1997. We have also audited the statements of operations, cash flows and parent company investment of the Predecessor Business for the year ended September 30, 1995 and the four months ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Splash Technology Holdings, Inc. and its subsidiaries as of September 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for the eight months ended September 30, 1996 and the year ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the financial statements of the Predecessor Business referred to above, present fairly, in all material respects, the results of its operations for the predecessor business and its cash flows for the years ended September 30, 1995 and the four months ended January 31, 1996, in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.



San Jose, California
October 13, 1997, except for Note 12 as to which the date is October 30, 1997

                                                 SPLASH TECHNOLOGY HOLDINGS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                    September 30, 1996 and 1997
                                                 (in thousands, except share data)


                                                                                        Splash Technology
                                                                                          Holdings, Inc.
                                                                                 -----------------------------------
                                                                                           September 30,
                                                                                  1996                        1997
                                                                                 -------                     -------
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                    $  6,179                     $55,831
    Marketable securities                                                              -                      11,350
 Accounts receivable, net of allowance for doubtful accounts
    of $299 in 1996 and $173 in 1997                                               6,582                       7,933
   Inventories                                                                     3,651                       4,917
   Prepaid expenses and other current assets                                         119                         379
   Deferred income taxes                                                           3,962                       3,915
                                                                                 -------                     -------
Total current assets                                                              20,493                      84,325
 Property and equipment, net                                                         913                       1,287
 Deferred income taxes                                                             8,315                      11,198
 Other assets                                                                      1,511                       1,405
                                                                                 -------                     -------
Total assets                                                                     $31,232                     $98,215
                                                                                 =======                     =======

                                LIABILITIES
Current Liabilities:
   Trade accounts payable                                                        $ 1,239                     $ 5,918
   Accrued and other liabilities                                                   6,333                      11,900
   Deferred revenue                                                                4,150                       1,459
                                                                                 -------                     -------
Total current liabilities                                                         11,722                      19,277
 Subordinated promissory notes payable to stockholders                             8,600                           -
 Other long term liabilities                                                           -                         400
                                                                                 -------                     -------
Total liabilities                                                                 20,322                      19,677
                                                                                 -------                     -------
Commitments (Note 6)
                            STOCKHOLDERS' EQUITY
Preferred stock:
Authorized: 5,000,000 shares;
Series A preferred stock, par value $.001 per share:
       Authorized, issued and outstanding: 15,426 shares
       in 1996 and none in 1997                                                        1                           -
Series B preferred stock, par value $.001 per share:
       Authorized, issued and outstanding: 4,282 shares
          in 1996 and none in 1997                                                     1                           -
Common stock, par value $.001 per share:
       Authorized: 50,000,000 shares.
       Issued and outstanding: 7,603,123 shares in 1996 and
          13,735,730 in 1997                                                           8                          14
 Additional paid-in capital                                                       19,826                      82,355
 Retained earnings (accumulated deficit)                                          (8,926)                     (3,831)
                                                                                 -------                     -------
Total stockholders' equity                                                        10,910                      78,538
                                                                                 -------                     -------
Total liabilities and stockholders' equity                                       $31,232                     $98,215
                                                                                 =======                     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Predecessor Business          Splash Technology Holdings Inc.
                                                  -------------------------     -------------------------------
                                                                  Four              Eight
                                                                 Months             Months
                                                Year Ended        Ended              Ended       Year Ended
                                               September 30,   January 31,        September 30, September 30,
                                                  1995            1996               1996          1997

                                                 -------         -------            -------       -------
   Net revenue                                   $30,472         $13,008            $34,713       $76,327
   Cost of net revenue                            20,723           8,427             19,381        37,229
                                                 -------         -------            -------       -------
                Gross profit                       9,749           4,581             15,332        39,098
                                                 -------         -------            -------       -------
Operating expenses:
     Research and development                      3,295           1,498              2,627         6,062
     Sales and marketing                           2,076             688              1,756         6,051
     General and administrative                      891             287              1,276         2,690
     Amortization and write-off of technology          -               -             22,803        11,039
                                                 -------         -------            -------       -------
                Total operating expenses           6,262           2,473             28,462        25,842
                                                 -------         -------            -------       -------
                   Income (loss) from operations   3,487           2,108            (13,130)       13,256
       Other income                                    -               -                  -           600
   Interest income (expense), net                      -             (18)              (575)          655
                                                 -------         -------            -------       -------
                   Income (loss) before income
                    taxes                          3,487           2,090            (13,705)       14,511
   Provision for (benefit from) income taxes       1,395             836             (5,509)        9,420
                                                 -------         -------            -------       -------
Net income (loss)                                $ 2,092         $ 1,254            $(8,196)      $ 5,091
                                                 =======         =======            =======       =======
   Net income (loss) per share                                                      $  (.93)      $   .41
                                                                                    =======       =======
   Shares used in per share calculation                                               9,583        12,423
                                                                                    =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)





                                                                                               Retained
                                               Preferred        Common Stock    Additional     Earnings
                                            ---------------   -----------------   Paid-In    (Accumulated
                                            Shares   Amount   Shares     Amount   Capital       Deficit)        Total
                                            ------   ------   ------     ------   -------       --------      -------
Balances, February 1, 1996
Issuance of preferred stock:
       Series A                            15,426       $1                        $14,699                     $14,700
       Series B                             4,282        1                          4,099                       4,100
     Issuance of common stock                                 7,008,746    $ 8        198                         206
     Exercise of employee stock options                         599,627               101                         101
     Accretion for dividends on
     Series A and B preferred stock                                                   730       $   (730)
     Repurchase of common stock                                  (5,250)               (1)                         (1)
     Net loss                                                                                     (8,196)      (8,196)
                                            ------   ------   ---------    ---    -------       --------      -------
   Balances, September 30, 1996             19,708        2   7,603,123      8     19,826         (8,926)      10,910
     Redemption of preferred stock:
        Series A                           (15,426)      (1)                      (14,699)          (726)     (15,426)
        Series B                            (4,282)      (1)  1,741,127      2                                      1
     Reversal of accretion for
       dividends on preferred stock                                                  (730)           730
     Issuance of common stock                                 4,284,750      3     75,095                      75,098
     Issuance of common stock under
       stock plans and warrants                                 112,201      1        472                         473

     Disqualifying dispositions of
       common stock                                                                   804                         804
     Repurchase of common stock                                  (5,471)              (1)                         (1)
     Acquisition related compensation                                               1,588                       1,588
          Net income                                                                               5,091        5,091
                                            ------   ------   ----------   ---    -------       --------      -------
   Balances, September 30, 1997                      $        13,735,730   $14    $82,355       $ (3,831)     $78,538
                                            ======   ======   ==========   ===    =======       ========      =======


                         PREDECESSOR BUSINESS STATEMENT
                          OF PARENT COMPANY INVESTMENT
                                 (In thousands)


   Balance, September 30, 1994                  $ 4,326
     Net change in parent company investment     (3,715)
     Net income                                   2,092
                                                 ------
   Balance, September 30, 1995                    2,703
     Net change in parent company investment        (12)
     Net income                                   1,254
                                                 ------
   Balance, January 31, 1996                     $3,945
                                                 ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                                 SPLASH TECHNOLOGY HOLDINGS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)


                                                                 Predecessor Business        Splash Technology Holdings Inc.
                                                              ---------------------------   ---------------------------------
                                                                                 Four        Eight Months
                                                              Year Ended     Months Ended       Ended         Year Ended
                                                              September 30,   January 31,   September 30,    September 30,
                                                              ------------   ------------   -------------    -------------
                                                                 1995              1996          1996           1997
                                                                -------           -------      --------        -------
Cash flows from operating activities:
     Net income (loss)                                          $ 2,092           $ 1,254      $ (8,196)       $ 5,091
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                             259               102           195            528
          Provision for doubtful accounts                            68                17           198              -
          Gain on repayment of subordinated debt                      -                 -             -           (600)
          Purchased and in-process technology                         -                 -        22,729         11,039
          Deferred income taxes                                                       622       (11,409)           463
      Changes in assets and liabilities:
          Accounts receivable                                       490            (4,597)        3,330           (635)
          Inventories                                            (2,678)            2,231        (1,917)        (1,065)
          Prepaid expenses and other current assets                   -                 -          (119)          (215)
          Other assets                                                -                 -          (464)           172
      Trade accounts payable                                      1,766            (2,391)        1,093          6,136
     Accrued and other liabilities                                2,162             2,861          (851)         2,065
     Deferred revenue                                                 -               905         1,080         (2,932)
                                                                -------           -------      --------        -------
          Net cash provided by operating activities               4,159             1,004         5,669         20,047
                                                                -------           -------      --------        -------
Cash flows from investing activities:
     Purchase of marketable securities                                -                 -             -        (11,350)
     Purchase of property and equipment                            (444)              (63)         (604)          (797)
     Acquisition of  businesses (net of cash acquired)                -                 -       (23,421)       (11,196)
                                                                -------           -------      --------        -------
          Net cash used in investing activities                    (444)              (63)      (24,025)       (23,343)
                                                                -------           -------      --------        -------
Cash flows from financing activities:
     Proceeds from public offerings                                   -                 -             -         75,098
     Proceeds from Series A preferred stock                           -                 -        14,700              -
     Redemption of Series A preferred stock                           -                 -             -        (14,700)
     Premium paid on Series A preferred stock                         -                 -             -           (726)
     Proceeds from common stock                                       -                 -           206              -
     Proceeds from subordinated debt                                  -                 -         8,600              -
     Repayment of subordinated debt                                   -                 -             -         (8,000)
     Issuance and repurchase of common stock under
       stock plans                                                    -                 -           100            472
     Benefit from disqualifying dispositions of common stock          -                 -             -            804
     Net change in Parent Company Investment                     (3,715)              (12)            -              -
                                                                -------           -------      --------        -------
     Net cash provided by (used in) financing activities         (3,715)              (12)       23,606         52,948
                                                                -------           -------      --------        -------
   Net increase in cash                                               -               929         5,250         49,652
   Cash and cash equivalents, beginning of period                     -                 -           929          6,179
                                                                -------           -------      --------        -------
   Cash and cash equivalents, end of period                     $     -           $   929      $  6,179        $55,831
                                                                =======           =======      ========        =======
Supplemental disclosure of cash flow information:
     Taxes paid                                                 $     -           $     -      $  4,175        $ 8,019
     Interest paid                                              $     -           $     -      $    704        $    42
Non-cash financing activities:
     Accretion of preferred stock                               $     -           $     -      $    730        $  (730)
     Issuance of Series B preferred stock                       $     -           $     -      $  4,100        $(4,100)
     Issuance of stock options in connection with
       acquisition                                              $     -           $     -      $      -        $ 1,588

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  1. REORGANIZATION AND BASIS OF PRESENTATION



      Splash Technology Holdings, Inc. (the "Company") through its wholly-owned subsidiaries develops, produces and markets color servers, which consist of computer hardware and software systems that provide an integrated link between desktop computers and digital color copiers and enable such copiers to provide high speed and quality networked color printing and scanning. The Company sells its color servers through two original equipment manufacturers ("OEMs") who integrate the Company's color servers into connected digital color photocopier systems, which are sold to end users in North and South America, Europe, Asia, Australia, Japan, New Zealand, Africa and the Middle East. The Company operates in one business segment.

      The business of the Company was previously operated as the unincorporated Color Server Group of SuperMac Technology Inc. ("SuperMac") until August 1994 when SuperMac merged with Radius Inc. ("Radius"). In January 1996, the assets and liabilities of the Color Server Group of Radius were transferred by Radius into its newly created wholly-owned subsidiary, Splash Technology, Inc. In December 1995, Splash Technology Holdings, Inc. was incorporated in Delaware and was capitalized by the sale of Series A preferred stock and common stock and subordinated debt to an investor group led by certain affiliates of Summit Partners, L.P., and Sigma Partners, L.P. On January 31, 1996, Splash Technology, Inc. merged with a wholly-owned subsidiary of Splash Technology Holdings, Inc. and as part of the consideration for the merger, Splash Technology Holdings, Inc. issued Series B preferred stock to Radius. The surviving corporation in the merger was Splash Technology, Inc., a wholly-owned subsidiary of the Company.

      The acquisition of Splash Technology, Inc. (the "Splash Acquisition") was regarded as a purchase of net assets accounted for under the purchase method of accounting as of January 31, 1996. The total purchase price of $27,843,000 (including the costs of the acquisition of $321,000), consisting of cash and the fair value of Series B preferred stock of $4,100,000, has been allocated to the net assets acquired based on their estimated fair values as of January 31, 1996. The two principal components of the initial excess purchase price allocation included in-process research and development projects ($19,324,000) and existing purchased technology ($3,405,000). The Company allocated a portion of the purchase price to various in-process research and development projects that had an identifiable economic value and expensed this value as of the date of the acquisition. The purchased technology is related to the Company's Power Series product for which the Company was developing a replacement product at the time of the Splash Acquisition due to the discontinuance of the Apple NuBus architecture on which the Power Series product relied. The Company transitioned to the new product in May 1996, and accordingly, the fair value of the purchased technology was fully amortized over the four months to May 31,1996.

The fair value of the assets acquired (net of cash acquired of $929,000) and liabilities assumed were as follows:


 In-process and purchased technology                                                                    $22,729
 Receivables                                                                                              9,296
 Inventories                                                                                              1,734
 Long-term assets                                                                                         1,551
 Payables and other accrued liabilities                                                                  (6,196)
 Deferred revenue                                                                                        (2,200)
                                                                                                        -------
                                                                                                        $26,914
                                                                                                        =======

      Of the purchase consideration, approximately $2.2 million remains in escrow pending resolution of certain events including unasserted claims.


      The Predecessor Business' financial statements presented herein include the results of operations and cash flows for the year ended September 30, 1995 and for the four months ended January 31, 1996, as if the Color Server Group existed as a corporation separate from Radius and SuperMac during such periods on a historical basis. The Company's financial statements presented herein include the results of operations and cash flows for the eight months ended September 30, 1996 and the year ended September 30,1997 and the balance sheets as of September 30, 1996 and 1997.

      Radius and SuperMac each performed certain corporate headquarter functions on behalf of the Color Server Group and provided certain marketing, technology, human resource and financial and accounting services. Costs associated with these services have been allocated to the Color Server Group based on relative headcount, which management believes to be a reasonable basis for allocation.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries,

Splash Technology, Inc., Splash Foreign Sales Corporation, Splash Technology S.a.r.l., and, for the period ended September 30, 1997, Quintar Holdings Corporation and its wholly owned subsidiary, Quintar Company. All significant intercompany transactions between the entities have been eliminated.

     Use of Estimates

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

     Revenue Recognition

      Revenue is generally recognized when the product is shipped to the customer, remaining obligations are insignificant and collection of the resulting receivable is probable. The Company generally does not grant rights of return. Provisions for product-related obligations are recorded when revenue is recognized.

      In May 1996, the Company made the transition from its Power Series products to its new PCI Series products. In calendar year 1996, one of the Company's OEM customers accumulated a substantial quantity of the Power Series product. During the year ended September 30, 1996, due to the transition of products and the accumulation of Power Series product, the Company had recognized revenue from the sales of the Power Series product upon notification from the OEM that the product had been sold to their end user, and accordingly, at September 30, 1996, the Company had deferred revenue of $4.2 million from sales of Power Series products to one of its OEM customers.

      For the year ended September 30, 1997, the Company continued to evaluate the carrying value of the Power Series product inventory and the related deferred revenue on a quarterly basis and determined that the amount of future return of the Power Series product could be reasonably estimated based on historical experience. Accordingly, the net revenue relating to the Power Series products was fully recognized and, in accordance with the Company's policy, an allowance for expected returns of the Power Series products was recorded in the year ended September 30, 1997.

     Warranties

      The Company's products are generally warranted for 15 months. Estimated future costs of repair, replacement, or customer accommodations are reflected in the accompanying consolidated financial statements.

     Research and Development

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

     Income Taxes

      The Company uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

      Income taxes have been provided in the Predecessor Business statements of operations as if the Predecessor Business was a separate taxable entity. Since the division was not a separate taxable entity but was included in the consolidated income tax returns of the Radius and SuperMac companies, the current benefit from or provision for U.S. federal and state income taxes was ultimately assumed to be receivable from or payable to Radius or SuperMac in the period presented. In accordance with the merger agreement with Radius, the Company is not required to repay Radius for the utilization of their tax losses against the Company's taxable income as a Predecessor Business. Such benefits are reflected as capital contributions as of each fiscal year end.

     Cash, Cash Equivalents and Marketable Securities

      All highly liquid investments with an original, or remaining, maturity of three months or less at the date of purchase, and money market funds are considered cash equivalents. All investments with an original or remaining maturity of greater than three months at the date of purchase are considered marketable securities.

      Cash, cash equivalents and marketable securities consist primarily of cash deposits, money market funds and municipal and U.S. government securities held in banks and other financial institutions located primarily in the United States.

      The Company classifies all of its marketable securities as "available-for-sale" in accordance with the provisions of Financial Accounting Standards Board Statement No.115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company states its investments at estimated fair value, with material unrealized gains and losses reported in stockholders' equity. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though maturities may extend beyond one year. At September 30, 1997, the longest maturity of a marketable security was less than 180 days.

     Financial Instruments

      The Company's financial instruments, including cash and cash equivalents, marketable securities, and subordinated promissory notes payable to stockholders are stated at fair value.

     Inventories

       Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to seven years, or, in the case of leasehold improvements, the lease period, if shorter. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts and the resulting gains or losses are reflected in the statements of operations. The Predecessor Business' accounting policy was to expense all items of property and equipment upon acquisition. Accordingly, appropriate adjustments have been included in the financial statements to reflect the capitalization and depreciation of property and equipment during the applicable periods presented.

     Concentration of Credit Risks

      Cash, cash equivalents and marketable securities are deposited with major banks and financial institutions primarily in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the consolidated balance sheet. The Company has not experienced any losses on its deposits of cash, cash equivalents and marketable securities.

      The Company sells its products to two OEM customers, Xerox and Fuji Xerox, who distribute the Company's products with their own color photocopier systems on a worldwide basis. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral for its receivables and maintains an allowance for potential credit losses. At September 30, 1996, the accounts receivable balance was comprised primarily of one customer, Fuji Xerox, which represented 93% of the accounts receivable balance, and, at September 30, 1997, the accounts receivable was comprised primarily of the two customers, Xerox and Fuji Xerox, which represented 39% and 61% of accounts receivable, respectively.

      Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers.

     Recent Pronouncements

      During February 1997, the Financial Accounting Standards Board issued Statement 128 (SFAS 128) "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's first quarter of 1998. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

      In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of financial statements. The impact of adopting SFAS No. 130, which is effective for the Company in fiscal 1999 has not been determined.

      In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the impact of adoption has not been determined.

      In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2) "Software

Revenue Recognition" which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1 "Software Revenue Recognition" and is effective for transactions entered into in fiscal years beginning after December 15,1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any, on the Company's current revenue recognition policies.

     Computation of Net Income (Loss) Per Share

      Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

      The Company has determined the number of shares used in calculating earnings per share for all periods presented prior to the Company's initial public offering pursuant to the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No.83. SAB 83 requires the Company to include all common shares and all common share equivalents issued during the 12 month period preceding the filing date of an initial public offering in its calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented. Net loss for the purposes of the computation reflects the dividend accretion on the shares of preferred stock.

     Reclassifications

      Certain items have been reclassified within the balance sheet at September 30, 1996 to be consistent with the presentation at September 30, 1997. The reclassifications have no effect on previously disclosed net income or stockholders' equity.


3.  BALANCE SHEET DETAIL (in thousands):
    --------------------

   Inventories:

                                                                                   September 30,                  September 30,
                                                                                       1996                           1997
                                                                                      ------                         -------
     Raw materials                                                                    $1,580                         $ 4,028
     Finished goods                                                                    2,071                             889
                                                                                      ------                         -------
                                                                                      $3,651                         $ 4,917
                                                                                      ======                         =======
   Property and Equipment:
     Furniture and fixtures                                                           $  392                         $   479
     Computer equipment                                                                  415                           1,641
     Leasehold improvements                                                               81                             142
     Marketing equipment                                                                 146                             163
                                                                                      ------                         -------
                                                                                       1,034                           2,425
   Less accumulated depreciation and amortization                                       (121)                         (1,138)
                                                                                      ------                         -------
                                                                                      $  913                         $ 1,287
                                                                                      ======                         =======
Accrued and Other Liabilities:
           Royalties payable                                                          $1,260                         $ 2,812
           Accrued product-related obligations                                         1,282                           3,706
           Accrued compensation and related expenses                                     581                           1,050
           Income taxes payable                                                        1,725                           1,767
           Other liabilities                                                           1,485                           2,565
                                                                                      ------                         -------
                                                                                      $6,333                         $11,900
                                                                                      ======                         =======

  4. REVOLVING CREDIT FACILITY

      In September 1996, the Company entered into an agreement with a bank to borrow up to a maximum of $5,000,000 under a revolving line of credit subject to a borrowing base of 80% and 75% of eligible domestic and foreign accounts receivable, respectively. The line bears interest at prime rate, is collateralized by accounts receivable, owned property and equipment and inventory of the Company, and matures on January 1, 1998. The agreement contains dividend restrictions and certain financial covenants concerning required liquidity, net worth and indebtedness ratios as well as required profitability. The Company has no borrowings outstanding under the line of credit as of September 30, 1997.

  5.  SUBORDINATED PROMISSORY NOTES PAYABLE TO STOCKHOLDERS

      The Company issued subordinated promissory notes payable to stockholders, with a face value totaling $8,000,000, which bore interest at 12%, payable quarterly. The subordinated promissory notes were issued to certain stockholders concurrent with the issuance of the Series A preferred stock and the fair value of the notes was established at $8,600,000 by an independent third party valuation. On October 16, 1996, the Company repaid the subordinated promissory notes payable to stockholders with proceeds of its initial public offering.

  6. COMMITMENTS

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

      Future minimum annual lease payments under the lease are as follows (in thousands):

         Period Ending
         -------------
         September 30, 1998                                  $  576
         September 30, 1999                                     486
         September 30, 2000                                     500
         September 30, 2001                                     325
                                                             ------
                                                             $1,887
                                                             ======

        Rent expense for the eight months ended September 30, 1996 and the year ended September 30, 1997, was $226 and $439, respectively.

  7. PREFERRED STOCK

      The Company authorized and issued 15,426 shares of Series A preferred stock at a face value of $1,000 per share and 4,282 shares of Series B preferred stock in a non-cash transaction as part of the consideration for the Splash Acquisition. The valuation of the Series A and Series B preferred stock by an independent third party resulted in values of $14,700,000 and $4,100,000, respectively, for those instruments. The carrying amounts of both Series A and Series B preferred stock were increased by amounts representing dividends not currently declared or paid but which may be payable under each series' dividend rights. The increases were effected by a charge against retained earnings.

      On October 9, 1996, the Company initiated trading of its common stock following an initial public offering and the Series B preferred stock converted to common stock. On October 18, 1996, the Company redeemed the Series A preferred stock.



  8.  COMMON STOCK

      On July 31, 1996, the Board of Directors adopted a payroll deduction Employee Stock Purchase Plan (the "Purchase Plan"), effective upon the closing of the Company's initial public offering, and reserved an aggregate of 175,000 shares of common stock for issuance thereunder. As of September 30, 1997, the Company issued 50,000 shares under the Purchase Plan.

     Stock Options and Repurchase Agreements

      The Company reserved 3,150,000 shares of common stock for issuance under its stock option plan. Under this plan, the Board of Directors may grant incentive or nonstatutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock at grant date. Options under the plan are immediately exercisable. The terms of each option are no more than 10 years from the date of grant. Stock issued through option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decrease by 25% of the options shares one year after the grant date, and, thereafter, ratably over 36 months. At September 30, 1997, approximately 1.1 million shares of common stock relating to exercised and unexercised option shares under the stock option plan were subject to the Company's right of repurchase.

Activity for the Company's stock option plan is summarized as follows:

                                                                          Average Price                Weighted
                                            Available     Outstanding       Per Share       Amount     Average
                                            ---------     -----------      ------------     -------    -------
                                                                                         (in thousands)
    Options authorized                      3,150,000
    Options granted                          (894,880)        894,880      $0.14-$11.00      $   776    $ 0.87
    Options canceled                           27,128         (27,128)     $0.14                  (4)     0.14
    Options repurchased                         5,250               -                              -         -
    Options exercised                               -        (599,627)     $ 0.14-$0.29         (101)     0.17
                                            ---------        --------                        -------    ------

 Balances, September 30, 1996               2,287,498         268,125      $0.14-$11.00          671      2.50

    Options granted                          (600,643)        600,643      $0.80-$41.88       13,366     22.25
    Options canceled                           14,870         (14,870)     $1.60-$26.50         (315)    21.18
    Options repurchased                         5,471
    Options exercised                               -         (48,668)     $ 0.14-$4.00          (27)     0.55
                                            ---------        --------      ------------      -------    ------

 Balances, September 30, 1997               1,707,196         805,230      $0.14-$41.88      $13,695    $17.01
                                            =========        ========      ============      =======    ======

     During 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123) "Accounting for Stock-Based Compensation." This standard, which establishes a fair value based method for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No.
25. "Accounting for Stock Issued to Employees" with additional disclosures. The Company continues to follow the requirements of APB Opinion No. 25, with disclosure of pro forma information concerning its stock option plan and employee stock purchase plan in accordance with SFAS 123.

     The following table summarizes information with respect to stock options outstanding at September 30, 1997.




                                      Options Outstanding
                                       Weighted Average
                       Number at          Remaining
Range of Exercise    September 30,     Contractual Life    Weighted Average
    Prices               1997              (Years)          Exercise Price
-----------------    -------------     ----------------    ----------------
$  0.14                134,279               8.39                $ 0.14
$  0.80 - $11.00       136,581               8.93                  6.02
$ 14.50                  5,250               9.09                 14.50
$ 21.00                311,675               9.27                 21.00
$ 23.69 - $26.50       143,000               9.58                 26.00
$ 29.25 - $41.88        74,445               9.74                 36.01
                       -------               ----                ------
$  0.14 - $41.88       805,230               9.16                $17.01
                       =======               ====                ======

    Fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997.


                                                      Eight Months Ended       Year Ended
                                                        September 30,        September 30,
                                                             1996                 1997
                                                      -----------------      -------------
Risk-free interest rates                                     6.44%              6.32%
Expected life                                             4.92 years          4.92 years
Volatility                                                   0.0%               60.0%
Dividend yield                                               0.0%                0.0%



    The weighted average fair value of those options granted in 1996 and 1997 was $0.87 and $22.25, respectively.

       The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, using the Black-Scholes valuation model with the following assumptions for 1997.

                                                                     September 30,
                                                                         1997
                                                                    ---------------
Risk free interest rates                                                 5.03%
Expected life                                                           6 months
Volatility                                                               60.0%
Dividend yield                                                            0.0%

       The weighted average fair value of those purchase rights granted in 1997 was $ 9.35.

       The following pro forma income (loss) information has been prepared following the provisions of SFAS No. 123 (in thousands except per share data):


                                                            Eight Months Ended            Year Ended
                                                               September 30,             September 30,
                                                                   1996                      1997
                                                            ------------------           -------------
   Net income (loss) - pro forma                                 $(8,362)                  $(3,736)
   Net income (loss) - per share - pro forma                     $ (0.95)                  $ (0.31)


    The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

  9. BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS

      The Company operates in a single industry segment encompassing the development, manufacture, sales and support of high performance color servers.

      The Company sells its product to OEM customers in the United States, Europe, Japan and Asia Pacific. Net revenue from export sales accounted for 59%, 61%, 55% and 65% of net revenue for the year ended September 30, 1995, the four months ended January 31, 1996, the eight months ended September 30, 1996 and the year ended September 30, 1997, respectively.

      In the year ended September 30, 1995, the four months ended January 31,1996, the eight months ended September 30, 1996 and the year ended September 30, 1997, two customers accounted for 59% and 41%; 61% and 39%; 55% and 45%; and 56% and 44% of net revenue, respectively. In addition, although all sales made to the Company's U.S. based customer are considered U.S. sales, this customer has a significant international customer base, and the Company believes that a significant portion of the Company's products purchased by the customer are resold outside the U.S.

 10.  INCOME TAXES

     The provision for (benefit from) income taxes consists of the following (in thousands):


                                     Predecessor Business          Splash Technology Holdings Inc.
                                   ---------------------------    ---------------------------------
                                                  Four Months     Eight Months
                                    Year Ended       Ended           Ended             Year Ended
                                  September 30,    January 31,    September 30,       September 30,
                                     1995            1996            1996                 1997
                                    ------          ------          --------             ------
Current:
       Federal                      $1,095          $192            $  4,690             $7,635
       State                           300            22               1,210              1,322
                                    ------          ----            --------             ------
                                     1,395           214               5,900              8,957
                                    ------          ----            --------             ------
Deferred:
       Federal                           -           537              (9,794)               401
       State                             -            85              (1,615)                62
                                    ------          ----            --------             ------
                                         -           622             (11,409)               463
                                    ------          ----            --------             ------
Total                               $1,395          $836            $ (5,509)            $9,420
                                    ======          ====            ========             ======

 The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:


                                                                Predecessor Business         Splash Technology Holdings, Inc.
                                                              ---------------------------   ---------------------------------
                                                                                 Four        Eight Months
                                                              Year Ended     Months Ended       Ended         Year Ended
                                                              September 30,   January 31,   September 30,    September 30,
                                                                 1995              1996          1996           1997
                                                                -------           -------      --------        -------
   Tax provision at federal statutory rate                       34.0%              34.0%        (35.0)%        35.0%
   State taxes, net of federal tax benefit                        6.1                6.1          (6.0)          6.2
   Write-off of in-process and purchased
     technology                                                     -                  -             -          26.6
   Foreign sales corporation benefit                                -                  -          (2.7)         (7.1)
   Other                                                         (0.1)              (0.1)          3.5           4.2
                                                                 ----               ----         -----          ----
       Total                                                     40.0%              40.0%        (40.2)%        64.9%
                                                                 ====               ====         =====          ====



  The components of the deferred tax asset are as follows (in thousands):

                                                                                                   September 30,
                                                                                         ---------------------------------
                                                                                           1996                     1997
                                                                                         -------                  --------
 Deferred tax assets:
      In-process and purchased technology                                                $ 8,903                  $  8,299
      Receivable allowances and product related liabilities                                  702                     1,686
    Inventory valuation allowance                                                            422                     1,023
    State taxes                                                                              424                       446
    Deferred revenue                                                                       1,704                       164
    Net operating losses                                                                       -                     2,797
    All other                                                                                122                       698
                                                                                         -------                  --------
   Total deferred tax assets                                                              12,277                    15,113
    Long term portion of deferred tax asset                                               (8,315)                  (11,198)
                                                                                         -------                  --------
         Current portion of deferred tax asset                                           $ 3,962                  $  3,915
                                                                                         =======                  ========



       At September 30, 1997, the Company assessed the recoverability of the deferred tax asset and, based on its expectations about taxable income for future periods, determined that it was more likely than not that the deferred tax asset would be recovered.

       The Company's income tax currently payable for both federal and state purposes have been reduced by the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of non-qualified stock options. The benefit, which totaled $804,000 for the year ended September 30, 1997, was credited directly to additional paid-in-capital.

       At September 30, 1997, the Company had approximately $7,600,000 of federal net operating loss carryforwards and $320,000 of research and development tax credits available to offset future federal income taxes. The federal carryforwards expire in 2005 through 2012 if not utilized. For state income tax purposes, the Company had approximately $3,300,000 of net operating loss carryforwards and research and development tax credits of $150,000. The state carryforwards expire in 1997 through 2002 if not utilized. The Company's net operating loss and tax credit carryforwards primarily relate to Quintar for which utilization is subject to an annual limitation of $700,000.

  11. EMPLOYEE BENEFIT PLAN

       The Company adopted the Splash Technology, Inc. 401(k) Profit Sharing Plan (the "Plan") effective April 1996, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of compensation, subject to certain limitations. The Company, at its discretion, may make additional contributions. All employer contributions are 100% vested after four years. During the year ended September 30, 1997, the Company recorded approximately $180,000 of contributions to the Plan.

  12. ACQUISITIONS

  QUINTAR ACQUISITION

       On May 28, 1997, the Company acquired the shares of Quintar Holdings Corporation ("Quintar") for an aggregate purchase price of $13,532,000 plus contingent earn-out payments of up to $3,200,000, subject to achieving certain net revenue and operating income targets. The purchase price was comprised of a cash payment of $11,519,000, issuance of Company stock options valued at $1,588,000 in exchange for Quintar stock options and net acquisition costs of $425,000.

      The acquisition was accounted for using the purchase method of accounting and the results of Quintar were included in the Company's results from the date of acquisition. The purchase price was allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at May 28, 1997, as follows (in thousands):


      Current assets                                         $   784
      Other assets                                               170
      Deferred tax asset                                       3,300
      Liabilities                                             (1,761)
      In-process research and development                     11,039
                                                             -------
                                                             $13,532
                                                             =======


       Summary unaudited pro forma information for the combined results of operations of Quintar and the Company for the years ended September 30, 1996 and 1997 is presented below. The pro forma information assumes the acquisition occurred on October 1, 1995 and presents the combined results of the companies, excluding the $11,039,000 nonrecurring write-off of in-process research and development activities for which there were no alternative future uses and technological feasibility had not been established.



                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                   1996               1997
                                                                -----------         ----------
                                                             (in thousands except per share data)
Net revenue                                                       $ 53,104           $78,922
Operating income (loss)                                           $(12,541)          $22,847
Net income (loss)                                                 $ (8,530)          $14,666
Net income (loss) per share                                       $  (0.97)          $  1.18
Shares used in computing per share amounts                           9,583            12,423



   COLORAGE ACQUISITION


       On October 30, 1997, the Company acquired the shares of ColorAge Corporation ("ColorAge") for an aggregate purchase price of $28.4 million. The purchase price was comprised of a cash payment of approximately $25.5 million, issuance of common stock with a fair value of approximately $2.9 million in exchange for all outstanding ColorAge stock, and net acquisition costs of $1 million. The shares of the Company's common stock, which have been placed in escrow, have been included in the purchase consideration at consummation because the outcome of the contingency upon which release of the escrowed shares is dependent can be determined in the Company's judgment, based upon the applicable facts and circumstances, beyond reasonable doubt. The acquisition will be accounted for using the purchase method of accounting. The Company expects to write-off approximately $26.9 million of the purchase price as in-process and purchased technology in the quarter ending December 31, 1997.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on December 29,1997.


                                SPLASH TECHNOLOGY HOLDINGS, INC


                                By:  /s/ Kevin K.  Macgillivray
                                     -------------------------------------
                                         Kevin K. Macgillivray
                                     President and Chief Executive Officer


                               POWER OF ATTORNEY


       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kevin Macgillivray and Joan Platt and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



         Signature                      Title                                           Date
         ---------                      -----                                           ----
/s/  Kevin K. Macgillivray      Director, President and Chief Officer           December 29, 1997
--------------------------      (Principal Executive Officer)
     Kevin K. Macgillivray


/s/  Joan P. Platt              Chief Financial Officer and Vice President,     December 29, 1997
--------------------------      Finance and Administration (Principal
     Joan P. Platt              Financial and Accounting Officer)



/s/  Gregory M. Avis            Director                                        December 29, 1997
--------------------------
     Gregory M. Avis


/s/  Charles W. Berger          Director                                        December 29, 1997
--------------------------
     Charles W. Berger


/s/  Peter Y. Chung             Director                                        December 29, 1997
--------------------------
     Peter Y. Chung


/s/  Lawrence G. Finch          Director                                        December 29, 1997
--------------------------
     Lawrence G. Finch

                       REPORT OF INDEPENDENT ACCOUNTANTS



   In connection with our audit of the consolidated financial statements of Splash Technology Holdings, Inc., and its subsidiaries as of September 30, 1996 and 1997 and for the eight months ended September 30, 1996 and the year ended September 30, 1997, and in connection with our audit of the Predecessor Business, and for the year ended September 30, 1995 and for the four months ended January 31, 1996, which financial statements are included in the Company's Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14(a)(2) herein.



   In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                      COOPERS & LYBRAND L.L.P.

San Jose, California
October 13, 1997, except for Note 12 as to which the date is October 30, 1997

                          FINANCIAL STATEMENT SCHEDULE
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                          BALANCE AT
     VALUATION FOR DOUBTFUL ACCOUNTS     BEGINNING OF                                                          BALANCE AT
     -------------------------------       PERIOD                   ADDITIONS           DEDUCTIONS   OTHER     END OF PERIOD
                                           ------                   ---------           ----------   -----     -------------
Year ended September 30, 1995 (1)          $ 16                         $68                  -                    $ 84
Four months ended January 31, 1996 (1)       84                          17                  -                     101
Eight months ended September 30, 1996       101                         198                  -                     299
Year ended September 30, 1997               299                           -              $(273)      147(2)        173



                                          BALANCE AT
     VALUATION FOR INVENTORY RESERVES    BEGINNING OF                                                            BALANCE AT
     --------------------------------      PERIOD                   ADDITIONS           DEDUCTIONS    OTHER      END OF PERIOD
                                           ------                   ---------           ----------    -----      -------------
Year ended September 30, 1995 (1)         $  575                          -                $ (25)                   $  550
Four months ended January 31, 1996 (1)       550                          -                 (550)                        -
Eight months ended September 30, 1996          -                     $1,028                    -                     1,028
Year ended September 30, 1997              1,028                      1,672                 (458)     378(3)         2,620

(1) Predecessor Business
(2) 147 of additions (other) relates to Quintar acquisition
(3) 378 of additions (other) relates to Quintar acquisition

                                  EXHIBIT INDEX



Exhibit Number                        Description of Document

11.1                                  Computation of Earnings Per Share

23.1                                  Consent of Coopers & Lybrand L.L.P.

27                                    Financial Data Schedule