Form 10-Q
period 1997-12-31
SPLASH TECHNOLOGY HOLDINGS INC
filed 1998-02-17
CIK 1020394

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended  DECEMBER 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of February 8, 1998 was 13,856,161 shares.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             September 30,  December 31,
                                                                                 1997          1997
                                                                             -------------  ------------
                                  ASSETS
Current Assets:
    Cash and cash equivalents                                                      $55,831       $43,637
    Marketable securities                                                           11,350        10,073
    Accounts receivable, net of allowance for doubtful accounts of $173 and $369 as of September 30, 1997 and December 31,1997,
         respectively                                                                7,933         4,399
    Inventories                                                                      4,917         3,541
    Prepaid expenses and other current assets                                          379           527
    Deferred income taxes                                                            3,915         4,094
                                                                             -------------  ------------
                   Total current assets                                             84,325        66,271
Property and equipment, net                                                          1,287         1,385
Deferred income taxes                                                               11,198        11,198
Other assets                                                                         1,405         3,639
                                                                             -------------  ------------
                   Total assets                                                    $98,215       $82,493
                                                                             -------------  ------------
                                                                             -------------  ------------

                                  LIABILITIES

Current Liabilities:
    Trade accounts payable                                                         $ 5,918       $ 2,283
    Accrued and other liabilities                                                   11,900        18,711
    Deferred revenue                                                                 1,459         1,700
                                                                             -------------  ------------
                   Total current liabilities                                        19,277        22,694
Other long term liabilities                                                            400           932
                                                                             -------------  ------------
                   Total liabilities                                                19,677        23,626
                                                                             -------------  ------------
                             STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share:
    Authorized: 50,000,000 shares.
    Issued and outstanding: 13,735,730  shares and 13,855,089 shares as of
         September 30, 1997 and December 31, 1997, respectively                         14            14
    Additional paid-in capital                                                      82,355        85,458
Retained earnings (accumulated deficit)                                             (3,831)      (26,605)
                                                                             -------------  ------------
                   Total stockholders' equity                                       78,538        58,867
                                                                             -------------  ------------
                   Total liabilities and stockholders' equity                      $98,215       $82,493
                                                                             -------------  ------------
                                                                             -------------  ------------

    The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                   1996               1997
                                                               -------------      ------------
                                                                (unaudited)
Net revenue                                                         $ 15,372          $ 22,237
Cost of net revenue                                                    7,511            10,477
                                                               -------------      ------------
         Gross profit                                                  7,861            11,760
                                                               -------------      ------------
Operating expenses:
    Research and development                                           1,140             2,638
    Sales, general and administrative                                  1,693             3,256
    Amortization and write-off of technology                              --            26,900
                                                               -------------      ------------
         Total operating expenses                                      2,833            32,794
                                                               -------------      ------------
             Income (loss) from operations                             5,028           (21,034)

Other income                                                             600                --
Interest income                                                           83               590
                                                               -------------      ------------
             Income (loss) before income taxes                         5,711           (20,444)

Provision for income taxes                                             2,170             2,330
                                                               -------------      ------------
              Net income (loss)                                     $  3,541          $(22,774)
                                                               -------------      ------------
                                                               -------------      ------------
Basic net income (loss) per share                                   $   0.31          $  (1.65)
                                                               -------------      ------------
                                                               -------------      ------------
Diluted net income (loss) per share                                 $   0.29          $  (1.65)
                                                               -------------      ------------
                                                               -------------      ------------
Shares used in basic income (loss) per share calculation              11,582            13,821
                                                               -------------      ------------
                                                               -------------      ------------
Shares used in diluted income (loss) per share calculation            12,070            13,821
                                                               -------------      ------------
                                                               -------------      ------------

    The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three Months Ended December 31,
                                                                       1996              1997
                                                                   -------------     ------------
                                                                    (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                   $  3,541      $   (22,774)
    Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
    Depreciation and amortization                                            110              204
    Provision for doubtful accounts                                         (143)              --
    Gain on repayment of subordinated debt                                  (600)              --
    Purchased and in-process technology                                       --           26,900
    Changes in assets and liabilities:
         Accounts receivable                                               4,472            3,754
         Inventories                                                        (549)           1,826
         Prepaid expenses and other current assets                          (217)             (83)
         Other assets                                                        391               --
         Trade accounts payable                                            1,307           (4,081)
         Accrued and other liabilities                                     2,090            5,889
         Deferred revenue                                                   (950)             217
                                                                   -------------     ------------
              Net cash provided by operating activities                    9,452           11,852
                                                                   -------------     ------------
Cash flows from investing activities:
    Redemption of marketable securities                                       --            1,277
    Purchase of property and equipment                                      (266)             (67)
    Acquisition of businesses (net of cash acquired)                          --          (25,197)
                                                                   -------------     ------------
              Net cash used in investing activities                         (266)         (23,987)
                                                                   -------------     ------------
Cash flows from financing activities:
    Proceeds (expenses) from public offerings                             27,114             (156)
    Redemption of Series A preferred stock                               (14,700)              --
    Premium paid on Series A preferred stock                                (726)              --
    Repayment of subordinated debt                                        (8,000)            (253)
    Issuance and repurchase of common stock
         under stock plans                                                    --              350
                                                                   -------------     ------------
              Net cash provided by (used in) financing activities          3,688              (59)
                                                                   -------------     ------------
Net increase (decrease) in cash                                           12,874          (12,194)

Cash and cash equivalents, beginning of period                             6,179           55,831
                                                                   -------------     ------------
Cash and cash equivalents, end of period                                $ 19,053      $    43,637
                                                                   -------------     ------------
                                                                   -------------     ------------


    The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  REORGANIZATION AND BASIS OF PRESENTATION

         Splash Technology Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, develops, produces and markets color servers, which consist of computer hardware and software systems that provide an integrated link between desktop computers and digital color copiers and enable such copiers to provide high speed and quality networked color printing and scanning. The Company sells its color servers through two original equipment manufacturers ("OEMs") who integrate the Company's color servers into connected digital color photocopier systems, which are sold to end users in North and South America, Europe, Asia, Australia, Japan, New Zealand, Africa and the Middle East. The Company operates in one business segment.

         The accompanying audited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The September 30, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 1997 and the results of operations and cash flows for the three months ended December 31, 1997. Such consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2.  BALANCE SHEET DETAIL (IN THOUSANDS):

INVENTORIES:

                                                   September 30,  December 31,
                                                      1997             1997
                                                  -------------     ------------
    Raw materials                                   $  4,028          $  2,403
    Finished goods                                       889             1,138
                                                  -------------     ------------
                                                    $  4,917          $  3,541
                                                  -------------     ------------
                                                  -------------     ------------
ACCRUED AND OTHER LIABILITIES:
    Royalties payable                               $  2,812          $  5,391
    Accrued payables                                   2,006             3,796
    Accrued product-related obligations                3,706             4,063
    Accrued compensation and related expenses          1,050               682
    Income taxes payable                               1,767             4,193
    Other liabilities                                    559               586
                                                  -------------     ------------
                                                     $11,900         $  18,711
                                                  -------------     ------------
                                                  -------------     ------------

3.   ACQUISITIONS

     COLORAGE ACQUISITION

         On October 30, 1997, the Company acquired the shares of ColorAge Inc. ("ColorAge") for an aggregate purchase price of $29.4 million. The purchase price was comprised of a cash payment of approximately $25.5 million, issuance of common stock with a fair value of approximately $2.9 million in exchange for all outstanding ColorAge stock, and net acquisition costs of $1.0 million. The shares of the Company's common stock, which have been placed in escrow, have been included in the purchase consideration at consummation because the outcome of the contingency upon which release of the escrowed shares is dependent can be determined in the Company's judgment, based upon the applicable facts and circumstances, beyond reasonable doubt.

         The acquisition was accounted for using the purchase method of accounting and the results of ColorAge were included in the Company's results from the date of acquisition. The Company wrote-off approximately $26.9 million of the purchase price as in-process and purchased technology in the quarter ending December 31, 1997. The purchase price was allocated to the tangible and intangible assets and liabilities acquired based on their fair values at October 30, 1997, as follows (in thousands):

    Current assets                                                   $   2,095
    Other assets                                                           192
    Goodwill                                                             1,355
    Liabilities                                                         (1,947)
    In-process research and development and purchased technology        27,735
                                                                     ---------
                                                                     $  29,430
                                                                     ---------
                                                                     ---------

         Summary unaudited pro forma information for the combined results of operations of ColorAge and the Company for the three months ended December 31, 1996 and 1997, is presented below. The pro forma information assumes the acquisition occurred at the beginning of each period and presents the combined results of the companies, excluding the $26.9 million of purchased technology and the nonrecurring write-off of in-process research and development activities for which there were no alternative future uses and technological feasibility had not been established.

                                                                      Three Months Ended December 31,
                                                                       1996                    1997
                                                                   -------------           ------------
                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
    Net revenue                                                        $  16,883              $  23,025
    Operating income                                                   $   5,423              $   5,963
    Net income                                                         $   3,803              $   4,242
    Basic net income per share                                         $     .33              $     .31
    Shares used in computing basic net income per share amounts           11,696                 13,859
    Diluted net income per share                                       $     .31              $     .30
    Shares used in computing diluted net income per share amounts         12,184                 14,265

4.  RECENT ACCOUNTING PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", and the Accounting Standards Executive Committee issued Statement of Position 97-2 "Software Revenue Recognition."

         The pronouncements are effective for the Company in calendar 1998. The Company is evaluating these recent pronouncements and the effects, if any, on the Company's current policies.

5.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options. All prior period earnings per share amounts have been restated to comply with SFAS 128.

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                    Three Months Ended December 31,
                                                       1996               1997
                                                   -------------      ------------
    Numerator - Basic and Diluted EPS
         Net income (loss)                              $ 3,541           $(22,774)
         Less: preferred stock dividends                     (4)                --
                                                  -------------       ------------
         Income available to common stockholders        $ 3,537           $(22,774)
                                                  -------------       ------------
                                                  -------------       ------------
    Denominator - Basic EPS
         Weighted average shares outstanding             11,582             13,821
                                                  -------------       ------------
                                                  -------------       ------------
         Basic earnings (loss) per share                $  0.31           $  (1.65)
                                                  -------------       ------------
                                                  -------------       ------------
    Denominator - Diluted EPS
          Denominator - Basic EPS                        11,582             13,821
         Effect of dilutive securities:
                   Common stock options                     337                 --
                   Convertible preferred stock              151                 --
                                                  -------------       ------------
                                                         12,070             13,821
                                                  -------------       ------------
                                                  -------------       ------------
    Diluted earnings (loss) per share                   $  0.29           $  (1.65)
                                                  -------------       ------------
                                                  -------------       ------------

     As of December 31, 1997, options to purchase approximately 1.7 million shares of common stock were outstanding but not included in the calculation of diluted EPS as they were anti-dilutive.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS FORM 10Q CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "FACTORS AFFECTING FUTURE RESULTS".

RECENT DEVELOPMENTS

    On October 13, 1997, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, commencing January 1, 1998.

    On October 30, 1997, the Company acquired ColorAge, Inc. ("Colorage") a privately-held company located in Billerica, Massachusetts. The acquisition was accounted for under the purchase method of accounting. Splash agreed to pay ColorAge stockholders an aggregate of $28.4 million in a combination of approximately $25.5 million cash and the fair value of $2.9 million in common stock. Splash wrote off approximately $26.9 million of the purchase price as in-process and purchased technology in the quarter ending December 31, 1997.

RESULTS OF OPERATIONS

    The Company has achieved significant growth in net revenue and operating income each year since fiscal 1994, before purchase accounting adjustments. The Company's growth is contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market and the impact of economic conditions in Japan (including the dollar/yen currency exchange rate) on the demand for Splash's products and its customer's purchasing pattern. Due to these and other factors (including an increasingly higher base from which to grow), the Company's historical growth rate will be difficult to sustain or exceed in the future. In addition, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

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

    The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:

                                                     Three Months Ended December 31,
                                                         1996               1997
                                                     -------------      ------------
Net revenue                                                   100%              100%
Cost of net revenue                                            49                47
                                                     -------------      ------------
    Gross profit                                               51                53
                                                     -------------      ------------
Operating expenses:
    Research and development                                    7                12
    Sales, general and administrative                          11                15
    Amortization and write-off of technology                   --               121
                                                     -------------      ------------
         Total operating expenses                              18               148
                                                     -------------      ------------
Income (loss) from operations                                  33               (95)
                                                     -------------      ------------
Other income                                                    4                --
Interest income                                                 1                 3
                                                     -------------      ------------
         Income (loss) before income taxes                     38               (92)
Provision for income taxes                                     14                10
                                                     -------------      ------------
Net income (loss)                                              24%             (102)%
                                                     -------------      ------------
                                                     -------------      ------------

    NET REVENUE. The Company's net revenue increased 44% to $22.2 million in the three months ended December 31, 1997 from $15.4 million in the three months ended December 31, 1996. These increases were primarily attributable to higher unit sales of the Company's products due to increasing market acceptance of the Company's PCI and DC Series products and expanded product offerings. The Company sells a range of products and the revenue for any period will be determined by the product mix sold in that period. There can be no assurance that Fuji Xerox Company Ltd. ("Fuji Xerox") or Xerox Corporation ("Xerox"), Splashes two major customers, will not change the mix of their product purchases in a manner which would adversely impact net revenue.

    All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause, and in the case of Japan have caused, the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers. Such pressure could in turn result in a reduction in net revenue and profitability.

    GROSS MARGIN. Gross margins were 51% and 53% in the three months ended December 31, 1996 and 1997, respectively. The increase in gross margin was primarily due to economies of scale derived from higher sales volumes, and reductions in component costs achieved through new product designs and favorable component pricing, partially offset by a sales shift toward certain lower margin pre-configured server models. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 136% to $2.6 million in the three months ended December 31, 1997 from $1.1 million in the three months ended December, 31 1996. As a percentage of net revenue, research and development increased to 12% in the three months ended December 31, 1997 from 7% in the three months ended December 31, 1996. The increases in these expenses were primarily attributable to increased staffing and associated support required to enhance the Company's product line. In addition, the increase in research and development expenses in the three months ended December 31, 1997 reflects the addition of engineering resources through the acquisition of Quintar Holdings Corporation and ColorAge in 1997. Except for charges related to acquisitions, all research and development costs to date have been expensed as incurred. In view of the acquisitions and current projects under development and contemplated, research and development expenses are expected to increase in absolute dollars and as a percentage of net revenue in future periods.

    SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 94% to $3.3 million in the three months ended December 31, 1997 from $1.7 million in the three months ended December 31, 1996. As a percentage of net revenue, sales, general and administrative expenses increased to 15% in the three months ended December 31, 1997 from 11% in the three months ended December 31, 1996. The increases in these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end user community and the Company's increased participation in industry trade shows. In addition, the increases in these expenditures were due to increased salary and related costs from increased headcount related to the Company's efforts to enhance its corporate infrastructure and to support expansion of the Company's operations. The Company believes that its sales, general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, expand its administrative staff and incur additional costs relating to being a public company. Sales, general, and marketing expenses are expected to increase in absolute dollars in future periods, although they may vary as a percentage of net revenue.

    ACQUISITION-RELATED AND NON-OPERATING EXPENSES. In the three months ended December 31, 1997, the Company recorded certain costs related to the ColorAge acquisition, including a write-off of $26.9 million of purchased technology and in-process research and development. These in-process research and development projects were related to the development of ColorAge's next generation product line, which has no alternative future uses and have not reached technological feasibility.

    OTHER INCOME. The Splash acquisition in fiscal 1996 was recorded under the purchase method of accounting. Concurrent with the Splash acquisition, the Company issued subordinated promissory notes with an aggregate face value of $8.0 million. The valuation of the subordinated debt by an independent third party resulted in an assigned value of $8.6 million. In October 1996, the Company utilized $8.0 million of the proceeds of its initial public offering to repay the subordinated promissory notes payable and recorded $600,000 of other income to eliminate the face value of the subordinated debt from the consolidated balance sheet.

    PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". In connection with the ColorAge acquisition (a non-taxable event for the Company), the Company recorded $0.5 million of deferred tax liabilities relating to the acquisition. The Company's effective tax rate (excluding the purchase accounting adjustments relating to the ColorAge acquisition) was 38% and 36% for the three months ended December 31, 1996 and 1997, respectively .

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has obtained sufficient cash from its public offerings and operations to satisfy its current liquidity requirements.

    As of December 31, 1997, the Company had $53.7 million of cash, cash equivalents and marketable securities and had no borrowings under its $5.0 million bank line of credit. Borrowings under the line of credit bear interest at the prime rate and are available under the line of credit based on a percentage of eligible accounts receivable. The line of credit expires on March 1, 1998.

    For the three months ended December 31, 1996, the Company generated $9.5 million in cash from operations, primarily due to increases in accounts payable, accrued and other liabilities and decreases in accounts receivable, partially offset by a decrease in deferred revenue. The Company's operating activities provided $11.9 million in cash in the three months ended December 31, 1997, primarily from a decrease in accounts receivable and inventories, and increase in accrued and other liabilities, offset by a decrease in accounts payable.

    Investing activities used $24.0 million in cash in the three months ended December 31, 1997. These amounts resulted primarily from $25.2 million in net cash used in connection with the ColorAge acquisition in October 1997. In addition, investing activities provided $1.3 million from the sale of marketable securities in the three months ended December 31, 1997.

    Financing activities provided $3.7 million in cash in the three months ended December 31, 1996. Financing activities included the Company's public offering on October 9, 1996, from which the Company received net proceeds of $27.1 million. From these net proceeds, the Company redeemed all of its Series A Preferred Stock for $15.4 million and repaid outstanding promissory notes payable to stockholders of $8.0 million. The remaining net proceeds from the Company's public offerings were used for working capital, acquisitions and general corporate purposes. Financing activities were not material for the three months ended December 31, 1997. The Company has no material financing commitments other than its obligations under operating leases.

    The Company believes that cash flows from operations and existing cash balances will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

FACTORS AFFECTING FUTURE RESULTS

    FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower, and are lower, in the December quarter than in the immediately preceding September quarter. However, the Company expects that these customers will change their purchasing patterns in the future (particularly in light of the recent change in year end by Fuji Xerox to December 31, from a fiscal year end of October 20). Consequently, this seasonality is expected to change in 1998 which would affect the Company's quarterly operating results with sales in the March quarter expected to be lower than in the December quarter. In addition, any increases in inventories by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers over time or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

    Results in any period could also be affected by changes in market demand, competitive market conditions and sales promotion activities by the Company, its OEM customers or its competitors, market acceptance of new or existing products, sales of color copiers with which the Company's products are compatible, the cost and availability of components, the mix of the Company's customer base and sales channels, the amount of any third party funding of development expenses, the mix of products sold, the Company's ability to effectively expand its sales and marketing organization, the Company's ability to attract and retain key technical and managerial employees, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations. In the event this results in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's common stock would be materially and adversely affected.

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

    DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be materially and adversely affected. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

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

    Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, Electronics for Imaging Inc. ("EFI".) The Company is the principal supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products (including components contained therein) and cannot begin shipping any version to Xerox or Fuji Xerox until such version (and components) meets their respective quality standards. Either Xerox or Fuji Xerox may choose to promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products, may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance as to the level of orders from Xerox under its contract or that the Company will continue to receive orders from Fuji Xerox. Any decrease in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

    INTERNATIONAL SALES. All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a significant portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause and, in the case of Japan, have caused the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion of the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. Other risks inherent in international sales include unexpected changes in regulatory requirements, tariffs and other trade barriers and uncertainties relative to regional circumstances. These risks, and in particular risks related to the economic circumstances in Japan, could have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

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

    RISKS ASSOCIATED WITH THE COLORAGE ACQUISITION; GENERAL RISKS ASSOCIATED WITH ACQUISITIONS. On October 30, 1997, Splash acquired ColorAge, a company that designs, manufactures and markets DocuPress, a line of color document print servers targeted principally at the emerging market for high speed color printing in the office. In addition to the risks generally associated with an acquisition (including those specified in the following paragraph), there are specific risks associated with this acquisition, including those specified below. ColorAge has technology under development. There can be no assurance that the technology can be successfully developed on a timely basis or at all, or that products based on this technology will receive widespread market acceptance. Moreover, there can be no assurance that the Company can successfully integrate the acquired technology. The target market for ColorAge, the low-end and mid-range market for color servers, is characterized by intense competition and rapid change. The common principal competitor is EFI, the Company's most significant competitor. Splash plans to sell DocuPress, the ColorAge product, as a complementary product to its product line in the Xerox sales channel. There can be no assurance that Xerox will sell the DocuPress in the same manner in which it currently sells other Splash products, or that the Xerox sales personnel will choose to sell the DocuPress product at all.

    The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. For example, in connection with the ColorAge acquisition, Splash recorded an expense related to purchased in-process research and development of $26.9 million. To date, other than the Splash acquisition, the Company's only acquisition transactions have been the Quintar and ColorAge acquisitions. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

    DEPENDENCE ON PROPRIETARY TECHNOLOGY; RELIANCE ON THIRD PARTY LICENSES. The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and there can be no assurances that the steps taken by the Company will prevent misappropriation of its technology. The Splash software included as a part of the Company's products is sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company owns one patent. There can be no assurance that any patent, trademark or copyright owned by the Company, or any patent, trademark or copyright obtained by the Company in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. Thus, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that others will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, operating results and financial condition.

    There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. In particular, EFI filed suit against Radius in November 1995, alleging infringement of an EFI patent by Splash's predecessor and requesting unspecified monetary damages and injunction relief. The technology which is the subject of the patent claim was acquired in the Splash acquisition, and EFI could add Splash as a defendant to this suit at any time. Although a portion of the purchase price in the Splash acquisition was placed in escrow pending resolution of the EFI litigation, there can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in the EFI suit or any other claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

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

    YEAR 2000 ISSUES. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

                        PART II

ITEM 1.  LEGAL PROCEEDINGS
         NONE

ITEM 2.  CHANGES IN SECURITIES
         NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE HOLDERS
         NONE

ITEM 5.  OTHER INFORMATION
         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

         EXHIBITS
         11.1 COMPUTATION OF EARNINGS PER SHARE
         27.1 FINANCIAL DATA SCHEDULE

         REPORTS ON FORM 8-K AND 8-K/A

         OCTOBER 28, 1997
              CHANGE IN FISCAL YEAR FROM SEPTEMBER 30 TO DECEMBER 31. NOVEMBER 13, 1997
              ACQUISITION OF COLORAGE INC. ON OCTOBER 30, 1997.
              RESIGNATION OF AN OFFICER
         DECEMBER 24, 1997
              HISTORICAL FINANCIALS OF COLORAGE INC.
                   REPORT OF INDEPENDENT AUDITORS
                   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 AND 1996 CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
                        JUNE 30, 1997, 1996 AND 1995
                   CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE
                        YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                        JUNE 30, 1997, 1996 AND 1995
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
                   INTRODUCTORY PARAGRAPH TO PRO FORMA COMBINED CONDENSED
                        STATEMENTS OF OPERATIONS
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS FOR THE NINE
                        MONTHS ENDED JUNE 30, 1997
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS FOR THE YEAR
                        ENDED SEPTEMBER 30, 1996
                   NOTES TO UNAUDITED PRO FORMA CONDENSED STATEMENT OF
                        OPERATIONS
                   PRO FORMA COMBINED BALANCE SHEET AS OF JUNE 30, 1997 NOTES TO UNAUDITED PRO FORMA BALANCE SHEET

                                  SIGNATURE

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on February 17, 1998.


                                       SPLASH TECHNOLOGY HOLDINGS, INC


                                       By: /s/ Joan P. Platt
                                          ----------------------------
                                               Joan P. Platt
                                       Vice President, Finance & Administration,
                                       Chief Financial  Officer

                                  EXHBIT INDEX

Exhibit Number                         Description of Document

10.5b                                  Amendment No. 4 to the Configurable
                                       Postscript Interpreter OEM License
                                       Agreement and Amendment No. 4 to
                                       Appendix No. 1, Amendment No. 2 to
                                       Appendix No. 2 and Amendment No. 2 to
                                       Appendix No. 3 between the Company and
                                       Adobe Systems Incorporated and
                                       Amendment No. 5 to the Configurable
                                       Postscript Interpreter OEM License
                                       Agreement between the Company and
                                       Adobe Systems Incorporated.

10.6b                                  Amendment to Xerox Hardware Purchase
                                       and Software Development/License
                                       Agreement between the Company and
                                       Xerox Corporation and Amendment to
                                       Attachment III to Xerox Hardware
                                       Purchase and Software
                                       Development/License Agreement between
                                       the Company and Xerox Corporation.

11.1                                   Computation of Earnings Per Share

21.1                                   Subsidiaries of the Company

27.1                                   Financial Data Schedule