Form 10-Q
period 1998-03-31
SPLASH TECHNOLOGY HOLDINGS INC
filed 1998-05-15
CIK 1020394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended March 31, 1998
                                         --------------

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

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of March 31, 1998 was 13,858,800 shares.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  December 31,      March 31,
                                                      1997            1998
                                                  ------------     ----------
                                                                   (Unaudited)
                     ASSETS

Current Assets:
  Cash and cash equivalents                         $43,637          $53,094
  Marketable securities                              10,073            4,500
  Accounts receivable, net of allowance
    for doubtful accounts of $369 and $363
    as of December 31, 1997 and March 31,
    1998, respectively                                4,399            5,452
  Inventories                                         3,541            3,023
  Prepaid expenses and other current assets             527              409
  Deferred income taxes                               4,094            4,094
                                                    -------          -------
          Total current assets                       66,271           70,572
Property and equipment, net                           1,385            1,509
Deferred income taxes                                11,198           11,198
Other assets                                          3,639            3,370
                                                    -------          -------
          Total assets                              $82,493          $86,649
                                                    -------          -------
                                                    -------          -------

                     LIABILITIES

Current Liabilities:
  Trade accounts payable                            $ 2,283            3,478
  Accrued and other liabilities                      18,711           18,199
  Deferred revenue                                    1,700            2,998
                                                    -------          -------
          Total current liabilities                  22,694           24,675
Other long term liabilities                             932              958
                                                    -------          -------
          Total liabilities                          23,626           25,633
                                                    -------          -------

                 STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share:
  Authorized: 50,000,000 shares.
  Issued and outstanding: 13,855,089 shares
    and 13,858,800 shares as of December 31,
    1997 and March 31, 1998, respectively                14               14
Additional paid-in capital                           85,458           85,468
Accumulated Deficit                                 (26,605)         (24,466)
                                                    -------          -------
          Total stockholders' equity                 58,867           61,016
                                                    -------          -------

          Total liabilities and
            stockholders' equity                   $ 82,493          $86,649
                                                    -------          -------
                                                    -------          -------

The accompanying notes are an integral part of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED))

                                                  THREE MONTHS ENDED MARCH 31,
                                                     1997             1998
                                                  ----------       ---------
Net revenue                                        $16,053          $17,997
Cost of net revenue                                  7,683            8,264
                                                   -------          -------
        Gross profit                                 8,370            9,733
                                                   -------          -------

Operating expenses:
  Research and development                           1,145            3,163
  Sales, general and administrative                  2,129            3,671
                                                   -------          -------
        Total operating expenses                     3,274            6,834
                                                   -------          -------

          Income from operations                     5,096            2,899

Interest income, net                                   150              442
                                                   -------          -------
          Income before income taxes                 5,246            3,341

Provision for income taxes                           1,993            1,203
                                                   -------          -------

                 Net income                        $ 3,253          $ 2,138
                                                   -------          -------
                                                   -------          -------

Basic net income per share                         $  0.27          $  0.15
                                                   -------          -------
                                                   -------          -------

Diluted net income per share                       $  0.26          $  0.15
                                                   -------          -------
                                                   -------          -------

Shares used in basic net income per
  share calculation                                 12,045           13,857
                                                   -------          -------
                                                   -------          -------

Shares used in diluted net income per
  share calculation                                 12,395           14,057
                                                   -------          -------
                                                   -------          -------

 The accompanying notes are an integral part of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                     1997             1998
                                                  ----------       ---------

Cash flows from operating activities:
  Net income                                       $ 3,253          $ 2,138
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                         75              455
  Provision for doubtful accounts                        -                -
  Changes in assets and liabilities:
    Accounts receivable                               (501)          (1,053)
    Inventories                                      2,035              518
    Prepaid expenses and other current assets           49              118
    Other assets                                        (1)              14
    Trade accounts payable                          (1,215)           1,195
    Accrued and other liabilities                       58             (485)
    Deferred revenue                                  (192)           1,298
                                                   -------          -------
      Net cash provided by operating activities      3,561            4,198
                                                   -------          -------

Cash flows from investing activities:
  Redemption of marketable securities                    -            5,573
  Purchase of property and equipment                  (177)            (324)
                                                   -------          -------
      Net cash provided by (used in)
        investing activities                          (177)           5,249
                                                   -------          -------

Cash flows from financing activities:
  Proceeds (expenses) from public offerings           (464)               -
  Issuance and repurchase of common stock
    under stock plans                                    -               10
                                                   -------          -------
      Net cash provided by (used in)
        financing activities                          (464)              10
                                                   -------          -------

Net increase in cash                                 2,920            9,457

Cash and cash equivalents, beginning of period      19,053           43,637
                                                   -------          -------

Cash and cash equivalents, end of period           $21,973          $53,094
                                                   -------          -------
                                                   -------          -------

 The accompanying notes are an integral part of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998, which results are not necessarily indicative of results on an annual basis. Effective January 1, 1998, the Company changed its fiscal year end from September 30 to December 31. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and the form 10-Q for the period ended December 31, 1997.

2.   BALANCE SHEET DETAIL (IN THOUSANDS):

     INVENTORIES:

                                                    December 31,     March 31,
                                                        1997           1998
                                                    ------------     ---------
     Raw materials                                    $ 2,403         $ 2,592
     Finished goods                                     1,138             431
                                                      -------         -------
                                                      $ 3,541         $ 3,023
                                                      -------         -------
                                                      -------         -------

     ACCRUED AND OTHER LIABILITIES:
       Royalties payable                              $ 5,391         $ 5,643
       Accrued payables                                 3,796           1,962
       Accrued product-related obligations              4,063           4,137
       Accrued compensation and related expenses          682           1,067
       Income taxes payable                             4,193           4,877
       Other liabilities                                  586             513
                                                      -------         -------
                                                      $18,711         $18,199
                                                      -------         -------
                                                      -------         -------


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted the provisions of Statement of Position 97-2 "Software Revenue Recognition." There was no impact on the Company's financial condition and the Company's revenue recognition policies remain substantially unchanged.

     Effective January 1, 1998, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adoption of the Statement of Financial Accounting Standard No. 130 had no impact on the Company. As such, no separate Statement of Comprehensive Income has been presented.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The pronouncement is effective for the year ended December 31, 1998. The Company is evaluating this recent pronouncement and the effects, if any, on the Company's current policies.

4.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

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

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                  Three Months Ended March 31,
                                                         1997          1998
                                                      --------       --------
     Numerator - Basic and Diluted EPS
       Income available to common stockholders        $ 3,253        $ 2,138
                                                      -------        -------
                                                      -------        -------

     Denominator - Basic EPS
       Weighted average shares outstanding             12,045         13,857
                                                      -------        -------
       Basic earnings per share                       $  0.27        $  0.15
                                                      -------        -------
                                                      -------        -------

     Denominator - Diluted EPS
       Denominator - Basic EPS                         12,045         13,857
       Effect of dilutive securities:
            Common stock options                          350            200
                                                      -------        -------
                                                       12,395         14,057
                                                      -------        -------
                                                      -------        -------
       Diluted earnings per share                     $  0.26        $  0.15
                                                      -------        -------
                                                      -------        -------

     Options to purchase 6,642 and 1,434,536 shares of common stock were outstanding at March 31, 1997 and 1998, respectively, but were not included in the calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

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

     The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:

                                               Three Months Ended March 31,
                                                    1997          1998
                                               ------------   ------------

  Net revenue                                       100%            100%
  Cost of net revenue                                48              46
                                                    ---             ---
    Gross profit                                     52              54
                                                    ---             ---
  Operating expenses:
    Research and development                          7              18
    Sales, general and administrative                13              20
                                                    ---             ---
        Total operating expenses                     20              38
  Income from operations                             32              16
                                                    ---             ---
  Interest income                                     1               3
                                                    ---             ---
        Income before income taxes                   33              19
  Provision for income taxes                         13               7
                                                    ---             ---
    Net income                                       20%             12%
                                                    ---             ---
                                                    ---             ---


     NET REVENUE. The Company's net revenue increased 12% to $18 million in the three months ended March 31, 1998 from $16.1 million in the three months ended March 31, 1997. These increases were primarily attributable to higher unit sales of the Company's products due to increasing market acceptance of the Company's PCI and DC Series products and expanded product offerings. The Company sells a range of products and the revenue for any period will be determined by the product mix sold in that period. In addition, the Company sells a substantial portion of its products to two customers, Fuji Xerox Company Ltd. ("Fuji Xerox") and Xerox Corporation ("Xerox") on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. Because of a recent change in year end of one of these customers, and consequently, a change in purchasing patterns, the March 1998 quarter net revenue was lower than the December 1997 quarter net revenue, and the remaining 1998 quarterly sales patterns are expected to change. There can be no assurance that the Company's two major customers, Fuji Xerox Company Ltd. or Xerox Corporation will not change its mix of product in a manner which would adversely impact net revenue.

     All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause, and, in the case of Japan, have caused, the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers. Such pressure could in turn result in a reduction in net revenue and profitability.

     GROSS MARGIN. Gross margins were 52% and 54% in the three months ended March 31, 1997 and 1998, respectively. The increase in gross margin was primarily due to economies of scale derived from higher sales volumes, and reductions in component costs achieved through new product designs and favorable component pricing. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers and competitors. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 191% to $3.2 million in the three months ended March 31, 1998 from $1.1 million in the three months ended March 31, 1997. As a percentage of net revenue, research and development increased to 18% in the three months ended March 31, 1998 from 7% in the three months ended March 31, 1997. The increase in research and development expenses reflects the addition of engineering resources through the acquisitions of Quintar Holdings Corporation ("Quintar") and ColorAge Corporation ("ColorAge") in 1997. In addition, the increases in these expenses were also attributable to increased staffing and associated support required to enhance the Company's product line. Except for charges related to acquisitions, all research and development costs to date have been expensed as incurred. In view of the acquisitions and current projects under development and contemplated, research and development expenses are expected to increase in absolute dollars and as a percentage of net revenue in future periods.

     SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 76% to $3.7 million in the three months ended March 31, 1998 from $2.1 million in the three months ended March 31, 1997. As a percentage of net revenue, sales, general and administrative expenses increased to 20% in the three months ended March 31, 1998 from 13% in the three months ended March 31, 1997. The increases in these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end user community and the Company's increased participation in industry trade shows. In addition, the increases in these expenditures were due to increased salary and related costs from increased headcount related to the Company's efforts to enhance its corporate infrastructure and to support expansion of its operations. The Company believes that its sales, general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, and expand its administrative staff. Sales, general, and administrative expenses are expected to increase in absolute dollars in future periods, although they may vary as a percentage of net revenue.

     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". The Company's effective tax rate was 38% and 36% for the three months ended March 31, 1997 and 1998, respectively . The efective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation and research and development credits.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has obtained sufficient cash from its public offerings and operations to satisfy its current liquidity requirements.

     As of March 31, 1998, the Company had $57.6 million of cash, cash equivalents and marketable securities and had no borrowings under its $5 million bank line of credit. Borrowings under the line of credit bear interest at the prime rate and are available under the line of credit based on a percentage of eligible accounts receivable. The Company has re-negotiated its line of credit which has been increased to $10.0 million dollars. This line expires April 18, 2000.

     For the three months ended March 31, 1997, the Company generated $3.6 million in cash from operating activities, primarily due to a decrease in inventories partially offset by a decrease in trade accounts payable, and an increase in accounts receivable. The Company's operating activities provided $4.2 million in cash in the three months ended March 31, 1998, primarily from a increase in deferred revenue and trade accounts payable, and a decrease in inventories, partially offset by increased accounts receivable.

     Investing activities were not material in the three months ended March 31, 1997. Investing activities provided $5.2 million primarily from the redemption of marketable securities in the three months ended March 31, 1998.

     Financing activities were not material for the three months ended March 31, 1997, and 1998. The Company has no material financing commitments other than its obligations under operating leases.

       The Company believes that cash flows from operations and existing cash balances will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

FACTORS AFFECTING FUTURE RESULTS

     FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower, in the December quarter than in the immediately preceding September quarter. However, the Company expects that these customers will change their purchasing patterns in the future (particularly in light of the recent change in year end by Fuji Xerox to December 31, from a fiscal year end of October 20). Consequently, this seasonality is expected to change in 1998 which would affect the Company's quarterly operating results, for example sales in the March quarter were lower than in the December quarter. In addition, any increases in inventories by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers over time or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

     The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers and competitors. The Company expects this trend to continue. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company's overall expense level has increased and is expected to continue to increase as the Company continues to build corporate infrastructure and to support expansion of operations. Accordingly, if sales are below expectations in any given period, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

     Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, Electronics for Imaging Inc. ("EFI"). The Company is the principal supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products (including components contained therein) and cannot begin shipping any version to Xerox or Fuji Xerox until such version and components meets their respective quality standards. Either Xerox or Fuji Xerox may choose to promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products, may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance as to the level of orders from Xerox under its contract or that the Company will continue to receive orders from Fuji Xerox. Any decrease in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

     INTERNATIONAL SALES. All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's significant international customer base, the Company believes that a significant portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause and, in the case of Japan, have caused the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion of the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. Other risks inherent in international sales include unexpected changes in regulatory requirements, tariffs and other trade barriers and uncertainties relative to regional circumstances. These risks, and in particular risks related to the economic circumstances in Asia, and in particular Japan, could have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

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

     DEPENDENCE ON ADOBE SYSTEMS INCORPORATED. Substantially all of the Company's products depend on the PostScript page description language software developed by Adobe Systems Incorporated ("Adobe") and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with current or future versions of PostScript, or any material defects in any versions of PostScript software (including defects identified in connection with upgrades of the Company's products), could have a material adverse effect on the Company's business, operating results and financial condition. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1998, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

     DEPENDENCE ON APPLE COMPUTER INC. A majority of the Company's current products require the use of an Apple Power Macintosh computer as a computer platform. Apple has experienced, and continues to experience, significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. In addition, Apple has experienced significant changes in management. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. In addition, the Company has experienced sourcing difficulties related to Apple's delay in the release of new models. There can be no assurance that the Company will not experience similar difficulties in the future. Any extended delay between the discontinuation of an existing model and the release of an enhanced model by Apple could have a material adverse effect on the Company's business, financial condition and results of operations. Any efforts of the Company to migrate its products to a different computer platform would require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

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

     RISKS ASSOCIATED WITH ACQUISITIONS. The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company has acquired and may continue to acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. For example, in connection with the ColorAge acquisition, Splash recorded an expense related to purchased in-process research and development of $26.9 million. To date, other than the Splash acquisition, the Company's only acquisition transactions were the Quintar and ColorAge acquisitions, which occurred on May 28, and October 30, 1997, respectively. Both acquired companies had technology under development. There can be no assurance that the acquired technology can be successfully developed on a timely basis or at all, or that products based on this technology will receive widespread market acceptance. Moreover, there can be no assurance that the Company can successfully integrate the acquired technology. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

     There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. In particular, EFI filed suit against Radius in November 1995, alleging infringement of an EFI patent by Splash's predecessor, and requesting unspecified monetary damages and injunction relief. The technology which is the subject of the patent claim was acquired in the Splash acquisition, and EFI could add Splash as a defendant to this suit at any time. Although a portion of the purchase price in the Splash acquisition was placed in escrow pending resolution of the EFI litigation, there can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in the EFI suit or any other claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

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

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE HOLDERS
          At the Company's Annual Meeting of Stockholders held on February 26, 1998 Charles W. Berger and Lawrence G. Finch were elected to serve as Class II Directors of the Company with 11,258,968 and 11,411,787 votes for and 203,350 and 50,031 votes withheld, respectively. Messrs. Berger and Finch will serve for three year terms expiring upon the Annual Meeting of Stockholders in 2001. Also at the Company's Annual Meeting of Stockholders the proposal to ratify and approve an amendment to the Company's 1996 Stock Option Plan was approved with 6,760,297 votes for, 4,116,485 votes against, and 7,123 votes abstaining. This amendment provided for an increase in the number of shares reserved for issuance under the plan from 3,150,000 to 3,900,000.

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS

          EXHIBITS
          10.10   SPLASH-XEROX OEM PURCHASE AGREEMENT DATED APRIL 6, 1998.
          10.11   1996 STOCK OPTION PLAN, AS AMENDED FEBRUARY 26, 1998.
          27.1    FINANCIAL DATA SCHEDULE

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on May 15, 1998.


                                     SPLASH TECHNOLOGY HOLDINGS, INC


                                     By:  /s/     Kevin K. Macgillivray
                                          ------------------------------------
                                                  Kevin K. Macgillivray
                                            Chairman & Chief Executive Officer

                                  EXHBIT INDEX


Exhibit Number                       Description of Document

10.10                                Splash-Xerox OEM Agreement
10.11                                Stock Option Plan
27.1                                 Financial Data Schedule