Form 10-Q
period 1998-06-30
SPLASH TECHNOLOGY HOLDINGS INC
filed 1998-08-14
CIK 1020394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended JUNE 30, 1998

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

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of June 30, 1998 was 13,896,238 shares.

                         SPLASH TECHNOLOGY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        December 31,   June 30,
                                                           1997          1998
                                                        -----------  ----------
                                                                     (Unaudited)
                      ASSETS
Current assets:
   Cash and cash equivalents                              $  43,637    $ 54,702
   Marketable securities                                     10,073       1,500
   Accounts receivable, net of allowance for
    doubtful accounts of $369 and $363 as of December
    31, 1997 and June 30,1998, respectively                   4,399      12,954
   Inventories                                                3,541       1,992
   Prepaid expenses and other current assets                    527         699
   Deferred income taxes                                      4,094       4,094
                                                          ---------   ---------
               Total current assets                          66,271      75,941
 Property and equipment, net                                  1,385       2,124
 Deferred income taxes                                       11,198      11,198
 Other assets                                                 3,639       3,120
                                                          ---------   ---------

               Total assets                               $  82,493   $  92,383
                                                          ---------   ---------
                                                          ---------   ---------
                      LIABILITIES

 Current liabilities:
   Trade accounts payable                                 $   2,283       4,920
   Accrued and other liabilities                             18,711      18,558
   Deferred revenue                                           1,700       1,895
                                                          ---------   ---------
               Total current liabilities                     22,694      25,373
 Other long term liabilities                                    932         848
                                                          ---------   ---------
               Total liabilities                             23,626      26,221
                                                          ---------   ---------

                      STOCKHOLDERS' EQUITY

 Common stock, par value $.001 per share:
   Authorized: 50,000,000 shares
   Issued and outstanding: 13,855,089  shares and
     13,896,238 shares as of December 31, 1997 and June
     30, 1998, respectively                                      14          14
 Additional paid-in capital                                  85,458      85,846
 Accumulated deficit                                        (26,605)    (19,698)
                                                          ---------   ---------
               Total stockholders' equity                    58,867      66,162
                                                          ---------   ---------

               Total liabilities and stockholders' equity  $ 82,493    $ 92,383
                                                          ---------   ---------
                                                          ---------   ---------


                    The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                              1997              1998              1997             1998
                                                            ---------         --------         ----------       ---------
Net revenue                                                 $ 19,802          $ 25,797          $ 35,855         $ 43,795
Cost of net revenue                                            9,671            11,907            17,354           20,171
                                                            --------          --------          --------         --------
       Gross profit                                           10,131            13,890            18,501           23,624
                                                            --------          --------          --------         --------
Operating expenses:
  Research and development                                     1,687             3,398             2,832            6,561
  Sales, general and administrative                            2,248             3,871             4,377            7,542
  Amortization and write off of technology                    11,039                 -            11,039                -
                                                            --------          --------          --------         --------
       Total operating expenses                               14,974             7,269            18,248           14,103
                                                            --------          --------          --------         --------

          Income (loss) from operations                       (4,843)            6,621               253            9,521

Interest income, net                                             145               497               295              938
                                                            --------          --------          --------         --------

          Income (loss) before income taxes                   (4,698)         $  7,118               548           10,459

Provision for income taxes                                     2,283             2,349             4,276            3,552
                                                            --------          --------          --------         --------
               Net income (loss)                            $ (6,981)         $  4,769          $ (3,728)        $  6,907
                                                            --------          --------          --------         --------
                                                            --------          --------          --------         --------

Basic net income (loss) per share                           $  (0.58)         $   0.34          $  (0.31)        $   0.50
                                                            --------          --------          --------         --------
                                                            --------          --------          --------         --------

Diluted net income (loss) per share                         $  (0.58)         $   0.34          $  (0.31)        $   0.49
                                                            --------          --------          --------         --------
                                                            --------          --------          --------         --------
Shares used in basic net income (loss) per share
calculation                                                   12,089            13,884            12,067           13,870
                                                            --------          --------          --------         --------
                                                            --------          --------          --------         --------
Shares used in diluted net income (loss) per share
calculation                                                   12,089            14,076            12,067           14,066
                                                            --------          --------          --------         --------
                                                            --------          --------          --------         --------


                    The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       Six Months Ended June 30,
                                                          1997           1998
                                                       ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                     $ (3,728)        $  6,907
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                              271              816
  Provision for doubtful accounts                              -                -
    Amortization and write off
      of technology                                       11,039                -
  Changes in assets and liabilities:
    Accounts receivable                                   (9,244)          (8,555)
    Inventories                                            1,289            1,549
    Prepaid expenses and other                                59             (172)
      current assets
    Other assets                                            (271)               -
    Trade accounts payable                                 2,137            2,637
    Accrued and other liabilities                         (1,020)            (237)
    Deferred revenue                                      (1,373)             195
                                                        --------         --------
      Net cash provided by (used in)
        operating activities                                (841)           3,140
                                                        --------         --------
Cash flows from investing activities:
  Redemption of marketable securities                          -            8,573
  Purchase of property and equipment                        (367)          (1,036)
  Acquisition of business (net of cash)                  (11,196)               -
                                                        --------         --------
      Net cash provided by (used in)
        investing activities                             (11,563)           7,537
                                                        --------         --------
Cash flows from financing activities:
  Proceeds (expenses) from public
    offering/exercise/repurchase of
    stock under stock plans                                  (48)             388
                                                        --------         --------
      Net cash provided by (used in)
        financing activities                                 (48)             388
                                                        --------         --------

Net increase (decrease) in cash                          (12,452)          11,065

Cash and cash equivalents, beginning of period            19,053           43,637
                                                        --------         --------
Cash and cash equivalents, end of period                $  6,601         $ 54,702
                                                        --------         --------
                                                        --------         --------


                  The accompanying notes are an integral part of these consolidated financial statements.

                       SPLASH TECHNOLOGY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   REORGANIZATION AND BASIS OF PRESENTATION

          Splash Technology Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, develops, produces and markets color servers, which consist of computer hardware and software systems that provide an integrated link between desktop computers and digital color copiers and enable such copiers to provide high speed and quality networked color printing and scanning. The Company sells substantially all of its color servers through two original equipment manufacturers ("OEMs") which integrate the Company's color servers into connected digital color photocopier systems, which are sold to end users in North and South America, Europe, Asia, Australia, Japan, New Zealand, Africa and the Middle East. The Company operates in one business segment.

          The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998, which results are not necessarily indicative of results on an annual basis. Effective January 1, 1998, the Company changed its fiscal year end from September 30 to December 31. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and the form 10-Q for the period ended December 31, 1997.

2.   BALANCE SHEET DETAIL (IN THOUSANDS):

     INVENTORIES:


                                                  December 31,        June 30,
                                                     1997               1998
                                                  -----------        ---------
      Raw Materials                                $  2,403          $  1,186
      Finished goods                                  1,138               806
                                                   --------          --------
                                                   $  3,541          $  1,992
                                                   --------          --------
                                                   --------          --------

      ACCRUED AND OTHER LIABILITIES:
        Royalties payable                          $  5,391          $  5,557
        Accrued payables                              3,796             2,918
        Accrued product-related obligations           4,063             4,137
        Accrued compensation and related                682             1,603
          expenses
        Income taxes payable                          4,193             3,917
        Other liabilities                               586               426
                                                   --------          --------
                                                    $18,711          $ 18,558
                                                   --------          --------
                                                   --------          --------


3.  RECENT ACCOUNTING PRONOUNCEMENTS

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

4.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options.

          In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                1997         1998              1997        1998
                                              --------     --------          --------    --------
     Numerator - Basic and Diluted EPS
         Net income (loss) attributable
         to common stockholders               $ (6,981)    $  4,769          $ (3,728)   $  6,907
                                              --------     --------          --------    --------
                                              --------     --------          --------    --------
     Denominator - Basic EPS
         Weighted average shares outstanding    12,089       13,884            12,067      13,870
                                              --------     --------          --------    --------
                                              --------     --------          --------    --------
         Basic net income (loss) per share    $  (0.58)    $   0.34          $  (0.31)   $   0.50
                                              --------     --------          --------    --------
                                              --------     --------          --------    --------
     Denominator - Diluted EPS
         Denominator - Basic EPS                12,089       13,884            12,067      13,870
         Effect of dilutive securities:
             Common stock options                    -          192                 0         196
                                              --------     --------          --------    --------
                                                12,089       14,076            12,067      14,066
                                              --------     --------          --------    --------
                                              --------     --------          --------    --------
         Diluted net income (loss) per share  $  (0.58)    $   0.34          $  (0.31)   $   0.49
                                              --------     --------          --------    --------
                                              --------     --------          --------    --------


     Options to purchase 1,460,392 shares of common stock were outstanding at June 30, 1998, but were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 808,412 shares of common stock were outstanding at June 30, 1997 but were not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

RESULTS OF OPERATIONS

      The Company has achieved significant growth in net revenue and operating income each year since fiscal 1994, before purchase accounting adjustments. The Company's growth is contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market, the impact of economic conditions in Japan (including the dollar/yen currency exchange rate) on the demand for Splash's products and customer purchasing patterns. Due to these and other factors (including an increasingly higher base from which to grow), the Company's historical growth rate will be difficult to sustain or exceed in the future. In addition, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

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

      The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:


                                              Three Months Ended June 30,         Six Months Ended June 30,
                                                   1997         1998                  1997        1998
                                                 --------     --------              --------    --------
     Net revenue                                    100%         100%                  100%        100%
     Cost of net revenue                             49           46                    48          46
                                                    ---          ---                   ---         ---
       Gross profit                                  51           54                    52          54
                                                    ---          ---                   ---         ---
     Operating expenses:
        Research and development                      9           13                     8          15
        Sales, general and administrative            11           15                    12          17
        Amortization and write off of technology     56            -                    31           -
                                                    ---          ---                   ---         ---
           Total operating expenses                  76           28                    51          32
                                                    ---          ---                   ---         ---
     Income from operations                         (25)          26                     1          22
     Interest income                                  1            2                     1           2
                                                    ---          ---                   ---         ---
             Income before income taxes             (24)          28                     2          24
     Provision for income taxes                      11           10                    12           8
                                                    ---          ---                   ---         ---
        Net income, (loss)                          (35)%         18%                  (10)%        16%
                                                    ---          ---                   ---         ---
                                                    ---          ---                   ---         ---

      NET REVENUE. The Company's net revenue increased 30% to $25.8 million in the three months ended June 30, 1998 from $19.8 million in the three months ended June 30, 1997. The Company's net revenue increased 22% to $43.8 million in the six months ended June 30, 1998 from $35.9 million in the six months ended June 30, 1997. These increases were primarily attributable to higher unit sales of the Company's products due to increasing market acceptance of the Company's PCI and DC Series products and expanded product offerings. Primarily due to poor economic conditions in Asia, the Company has experienced a significant decrease in sales to its customer in Japan, offset by a significant increase in sales to other regions. The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. In addition, the Company sells a substantial portion of its products to two customers, Fuji Xerox Company Ltd. ("Fuji Xerox") and Xerox Corporation ("Xerox") on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. Because of a recent change in year end of one of these customers, and consequently, a change in purchasing patterns, the remaining 1998 quarterly sales patterns are expected to change in comparison to the same period last year. There can be no assurance that either of the Company's two major customers, Fuji

Xerox, particularly in light of the current adverse economic circumstances in Japan, or Xerox will not change their mix of product or purchasing patterns in a manner which would adversely impact net revenue.

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

      GROSS MARGIN. Gross margins were 51% and 54% in the three months ended June 30, 1997 and 1998, respectively. Gross margins were 52% and 54% in the six months ended June 30, 1997 and 1998, respectively. The increase in gross margin was primarily due to economies of scale derived from higher sales volumes and reductions in component costs achieved through new product designs and favorable component pricing. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers and competitors. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 100% to $3.4 million in the three months ended June 30, 1998 from $1.7 million in the three months ended June 30, 1997. Research and development expenses increased 136% to $6.6 million in the six months ended June 30, 1998 from $2.8 million in the six months ended June 30, 1997. As a percentage of net revenue, research and development increased to 13% in the three months ended June 30, 1998 from 9% in the three months ended June 30, 1997. The increase in research and development expenses reflects the addition of engineering resources through the acquisitions of Quintar Holdings Corporation ("Quintar") and ColorAge Corporation ("ColorAge") in May 1997 and October 1997, respectively. In addition, the increases in these expenses were also attributable to increased staffing and associated support required to enhance the Company's product line. Except for charges related to acquisitions, all research and development costs to date have been expensed as incurred. In view of the acquisitions and current projects under development and planned, research and development expenses are expected to increase in absolute dollars and as a percentage of net revenue in future periods.

SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 77% to $3.9 million in the three months ended June 30, 1998 from $2.2 million in the three months ended June 30, 1997. Sales, general and administrative expenses increased 70% to $7.5 million in the six months ended June 30, 1998 from $4.4 million in the six months ended June
30, 1997. As a percentage of net revenue, sales, general and administrative expenses increased to 15% in the three months ended June 30, 1998 from 11% in the three months ended June 30, 1997. As a percentage of net revenue, sales, general and administrative expenses increased to 17% in the six months ended June 30, 1998 from 12% in the six months ended June 30, 1997. The increases in these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end user community and the Company's increased participation in industry trade shows. In addition, the increases in these expenditures were due to increased salary and related costs from increased headcount related to the Company's efforts to enhance its corporate infrastructure and to support expansion of its operations. The Company believes that its sales, general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, and expand its administrative staff. Sales, general, and administrative expenses are expected to increase in absolute dollars in future periods, although such expenses may vary as a percentage of net revenue.

      PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". The Company's effective tax rate was 37% (excluding purchase accounting adjustments) and 34% for the six months ended June 30, 1997 and 1998, respectively. The effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has obtained sufficient cash from its public offerings and operations to satisfy its current liquidity requirements.

      As of June 30, 1998, the Company had $56.2 million of cash, cash equivalents and marketable securities and had no borrowings under its $10 million bank line of credit. Borrowings under the line of credit bear interest at the prime rate and are available under the line of credit based on a percentage of eligible accounts receivable.

      For the six months ended June 30, 1997, the Company consumed $0.8 million in cash from operating activities, primarily due to an increase in accounts receivable and decreases in deferred revenue and accrued and other liabilities, partially offset by a decrease in inventories and an increase in trade accounts payable. The Company's operating activities provided $3.1 million in cash in the six months ended June 30, 1998, primarily from an increase in trade accounts payable and a decrease in inventory, offset by an increase in accounts receivable.

      In the six months ended June 30, 1997, investing activities consumed $11.6, million primarily related to the acquisition of Quintar. In the six months ended June 30, 1998, investing activities provided $7.5 million, primarily from the redemption of marketable securities.

      Financing activities were not material for the six months ended June 30, 1997 and 1998. The Company has no material financing commitments other than its obligations under operating leases.

      The Company believes that cash flows from operations and existing cash balances will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

FACTORS AFFECTING FUTURE RESULTS

      FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower in the December quarter than in the immediately preceding September quarter. However, the Company expects that these customers will change their purchasing patterns in the future (particularly in light of the recent change in year end by Fuji Xerox to December 31, from a fiscal year end of October 20). Consequently, this seasonality is expected to change in 1998 and affect the Company's quarterly operating results. For example, sales in the March quarter were lower than in the December quarter. In addition, any increases in inventories held by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers over time or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

      INTERNATIONAL SALES. All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's significant international customer base, the Company believes that a portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause and, in the case of Japan, have caused the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion of the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. Other risks inherent in international sales include unexpected changes in regulatory requirements, adverse and other trade barriers and uncertainties relative to regional circumstances. These risks, and in particular risks related to the adverse economic circumstances in Asia, and in particular Japan, could have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

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

      DEPENDENCE ON ADOBE SYSTEMS INCORPORATED. The majority of the Company's products depend on the PostScript page description language software developed by Adobe Systems Incorporated ("Adobe") and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with current or future versions of PostScript, or any material defects in any versions of PostScript software (including defects identified in connection with upgrades of the Company's products), could have a material adverse effect on the Company's business, operating results and financial condition. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1998, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

      DEPENDENCE ON APPLE COMPUTER INC. The majority of the Company's current products require the use of an Apple Power Macintosh computer as a computer platform. Apple has experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. In addition, Apple has experienced significant changes in management. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. In addition, the Company has experienced sourcing difficulties related to Apple's delay in the release of new models. There can be no assurance that the Company will not experience similar difficulties in the future. Any extended delay between the discontinuation of an existing model and the release of an enhanced model by Apple could have a material adverse effect on the Company's business, financial condition and results of operations. Any efforts of the Company to migrate its products to a different computer platform would require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

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

      RISKS ASSOCIATED WITH ACQUISITIONS. The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company has acquired and may continue to acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. For example, in connection with the ColorAge acquisition, Splash recorded an expense related to purchased in-process research and development of $ 26.9 million. The Company's recent acquisition transactions were the Quintar and ColorAge acquisitions, which occurred on May 28, 1997 and October 30, 1997, respectively. Both acquired companies had technology under development. There can be no assurance that the acquired technology can be successfully developed on a timely basis or at all, or that products based on this technology will receive widespread market acceptance. Moreover, there can be no assurance that the Company can successfully integrate the acquired technology. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

      DEPENDENCE ON THIRD PARTY MANUFACTURERS. The Company generally outsources the manufacture of its products to third party subcontract manufacturers including MSL and Logistix. For example, MSL purchases the components used in Splash boards from its component suppliers and performs double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis. MSL also performs in-warranty and out-of-warranty repair of failed boards for the Company's products. The Company directly purchases Power PC computers, monitors and memory, and furnishes these components, as well as the MSL-assembled boards, to Logistix for final assembly. Logistix directly purchases a small portion of the components used in Splash color servers and does all final assembly and system configuration.

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

      DEPENDENCE ON COMPONENT AVAILABILITY AND COST. The Company purchases components comprising a significant portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix. The Company currently sources most of its Power PC computers that serve as the platforms for its color servers from Apple. The Company is currently operating on a purchase order basis with Apple.

      Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Power PC computers, certain ASICs and other semiconductor components. The Company does not maintain any long term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from a single supplier. Although other sources are available, a change in memory supplier could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production volume capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

      The market prices and availability of certain components, particularly memory, other semiconductor components and Power PC computers, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's operating results and financial condition.

      DEPENDENCE ON PROPRIETARY TECHNOLOGY; RELIANCE ON THIRD PARTY LICENSES. The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and there can be no assurances that the steps taken by the Company will prevent misappropriation of its technology. The Splash software included as a part of the Company's products is sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company owns several patents. There can be no assurance that any patent, trademark or copyright owned by the Company, or any patent, trademark or copyright obtained by the Company in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. Thus, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that others will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, operating results and financial condition.

      There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. In particular, EFI filed suit against Radius in November 1995, alleging infringement of an EFI patent by Splash's predecessor, and requesting unspecified monetary damages and injunction relief. The technology which is the subject of the patent claim was acquired by Splash from Radius. EFI could add Splash as a defendant to this suit at any time. Although a portion of the purchase price in the Splash acquisition was placed in escrow pending resolution of the EFI litigation, there can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in the EFI suit or any other claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

      The Company relies upon certain software licensed from third parties. There can be no assurance that the software licensed by the Company will continue to provide competitive features and functionality or that licenses for software currently utilized by the Company or other software which the Company may seek to license in the future will be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent software or suitable alternative products could be developed, identified, licensed and integrated, and the inability to license key new software that may be developed, on commercially reasonable terms, would have a material adverse effect on the Company's competitive position. In addition certain software licensed from third parties maybe subject to governmental export regulations. The inability to meet such export regulatory requirements could result in shipment delays and would have a material adverse effect on the Company's business. Any such events would materially adversely affect the Company's operating results and financial condition.

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

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE HOLDERS
          NONE

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS

          10.5B  AMENDMENT NO. 4 TO THE CONFIGURABLE POSTSCRIPT
                 INTERPRETER OEM LICENSE AGREEMENT AND AMENDMENT NO. 4 TO
                 APPENDIX NO. 1, AMENDMENT NO. 2 TO APPENDIX NO. 2 AND
                 AMENDMENT NO. 2 TO APPENDIX NO. 3 BETWEEN THE COMPANY AND
                 ADOBE SYSTEMS INCORPORATED AND AMENDMENT NO. 5 TO THE
                 CONFIGURABLE POSTSCRIPT INTERPRETER OEM LICENSE AGREEMENT
                 BETWEEN THE COMPANY AND ADOBE SYSTEMS INCORPORATED. (1)

          10.6B  AMENDMENT TO XEROX HARDWARE PURCHASE AND SOFTWARE
                 DEVELOPMENT/LICENSE AGREEMENT BETWEEN THE COMPANY AND XEROX
                 CORPORATION AND AMENDMENT TO ATTACHMENT III TO XEROX HARDWARE
                 PURCHASE AND SOFTWARE DEVELOPMENT/LICENSE AGREEMENT BETWEEN THE
                 COMPANY AND XEROX CORPORATION. (1)

          27.1   FINANCIAL DATA SCHEDULE


                 (1) CONFIDENTIAL TREATMENT REQUESTED. CONFIDENTIAL PORTIONS OF
                     THIS EXHIBIT HAVE BEEN OMITTED AND FILED SEPARATELY WITH
                     THE SECURITIES AND EXCHANGES COMMISSION PURSUANT TO AN
                     APPLICATION FOR CONFIDENTIAL TREATMENT.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on August 14, 1998.


                                  SPLASH TECHNOLOGY HOLDINGS, INC


                                  By:  /s/ Joan P. Platt
                                     ----------------------------------
                                           Joan P. Platt
                                     Vice President, Finance & Administration,
                                     Chief Financial  Officer

                                  EXHIBIT INDEX


Exhibit Number                         Description of Document
10.5b                Amendment No. 4 to the Configurable Postscript Interpreter
                     OEM License Agreement and Amendment No. 4 to Appendix No.
                     1, Amendment No. 2 to Appendix No. 2 and Amendment No. 2 to
                     Appendix No. 3 between the Company and Adobe Systems
                     Incorporated and Amendment No. 5 to the Configurable
                     Postscript Interpreter OEM License Agreement between the
                     Company and Adobe Systems Incorporated. (1)

10.6b                Amendment to Xerox Hardware Purchase and Software
                     Development/License Agreement between the Company and Xerox
                     Corporation and Amendment to Attachment III to Xerox
                     Hardware Purchase and Software Development/License Agreement between the Company and Xerox Corporation. (1)

27.1                 Financial Data Schedule


(1) Confidential Treatment Requested. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.