Form 10-Q
period 1998-09-30
SPLASH TECHNOLOGY HOLDINGS INC
filed 1998-11-16
CIK 1020394

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended  SEPTEMBER 30, 1998
                                          ------------------

                                          OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____



                           COMMISSION FILE NUMBER 000-21171

                           SPLASH TECHNOLOGY HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)



               DELAWARE                                77-0418472
     (State or other jurisdiction            (IRS Employer Identification No.)
     of incorporation or organization)

     555 DEL REY AVENUE, SUNNYVALE, CA                   94086
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

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of September 30, 1998 was 13,929,457 shares.

                           SPLASH TECHNOLOGY HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   December 31,      September 30,
                                                                                      1997              1998
                                                                                 --------------      -------------
                              ASSETS                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                       $  43,637           $  58,726
  Marketable securities                                                              10,073               7,150
  Accounts receivable, net of allowance for doubtful accounts of
    $369 and $361 as of December 31, 1997 and September 30, 1998,
    respectively                                                                      4,399              10,137
  Inventories                                                                         3,541               2,099
  Prepaid expenses and other current assets                                             527                 647
  Deferred income taxes                                                               4,094               4,094
                                                                                  ---------           ---------
          Total current assets                                                       66,271              82,853
Property and equipment, net                                                           1,385               2,253
Deferred income taxes                                                                11,198              11,198
Other assets                                                                          3,639               2,844
                                                                                  ---------           ---------

          Total assets                                                            $  82,493           $  99,148
                                                                                  ---------           ---------
                                                                                  ---------           ---------

                           LIABILITIES

Current liabilities:
  Trade accounts payable                                                          $   2,283               3,488
  Accrued and other liabilities                                                      18,711              23,162
  Deferred revenue                                                                    1,700                 791
                                                                                  ---------           ---------
          Total current liabilities                                                  22,694              27,441
Other long term liabilities                                                             932                 848
                                                                                  ---------           ---------
          Total liabilities                                                          23,626              28,289
                                                                                  ---------           ---------

                      STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share:
  Authorized: 50,000,000 shares
  Issued and outstanding: 13,855,089  shares and
    13,929,457 shares as of December 31, 1997 and
    September 30, 1998, respectively                                                     14                  14
Additional paid-in capital                                                           85,458              86,077
Accumulated deficit
                                                                                    (26,605)            (15,232)
                                                                                  ---------           ---------
          Total stockholders' equity                                                 58,867              70,859
                                                                                  ---------           ---------
          Total liabilities and stockholders' equity                              $  82,493           $  99,148
                                                                                  ---------           ---------
                                                                                  ---------           ---------

The accompanying notes are an integral part of these consolidated financial statements.

                           SPLASH TECHNOLOGY HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED))

                                                 THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                       1997            1998                    1997            1998
                                                 ---------------  ---------------        ---------------  ---------------
Net revenue                                          $25,100         $25,264                  $60,955         $69,058
Cost of net revenue                                   12,364          11,684                   29,718          31,855
                                                     -------         -------                  -------         -------
       Gross profit                                   12,736          13,580                   31,237          37,203
                                                     -------         -------                  -------         -------
Operating expenses:
  Research and development                             2,090           3,694                    4,922          10,255
  Sales, general and administrative                    2,671           3,733                    7,048          11,274
  Amortization and write-off of technology                 -               -                   11,039               -
                                                     -------         -------                  -------         -------
       Total operating expenses                        4,761           7,427                   23,009          21,529
                                                     -------         -------                  -------         -------
         Income from operations                        7,975           6,153                    8,228          15,674

Interest income, net                                     277             512                      572           1,450
                                                     -------         -------                  -------         -------
         Income before income taxes                    8,252           6,665                    8,800          17,124

Provision for income taxes                             2,974           2,199                    7,250           5,751
                                                     -------         -------                  -------         -------
             Net income                              $ 5,278         $ 4,466                  $ 1,550         $11,373
                                                     -------         -------                  -------         -------
                                                     -------         -------                  -------         -------
Basic net income per share                           $   .41         $   .32                  $   .13         $   .82
                                                     -------         -------                  -------         -------
                                                     -------         -------                  -------         -------
Diluted net income per share                         $   .40         $   .32                  $   .12         $   .81
                                                     -------         -------                  -------         -------
                                                     -------         -------                  -------         -------
Shares used in basic net income per
  share calculation                                   12,765          13,920                   12,300          13,887
                                                     -------         -------                  -------         -------
                                                     -------         -------                  -------         -------
Shares used in diluted net income per
  share calculation                                   13,188          14,118                   12,703          14,082
                                                     -------         -------                  -------         -------
                                                     -------         -------                  -------         -------

The accompanying notes are an integral part of these consolidated financial statements.

                           SPLASH TECHNOLOGY HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                              Nine Months Ended September 30,
                                                   1997              1998
                                              -------------     -------------
Cash flows from operating activities:
  Net income                                   $   1,550         $  11,373
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
  Depreciation and amortization                      418             1,259
  Provision for doubtful accounts                      -                 -
  Amortization and write off of technology        11,039                 -
Changes in assets and liabilities:
  Accounts receivable                             (4,964)           (5,738)
  Inventories                                       (516)            1,442
  Prepaid expenses and other current assets            2              (120)
  Other assets                                       244                21
  Trade accounts payable                           4,829             1,205
  Accrued and other liabilities                      (25)            4,367
  Deferred revenue                                (1,982)             (909)
                                               ---------         ---------
           Net cash provided by operating
             activities                           10,595            12,900
                                               ---------         ---------

Cash flows from investing activities:
  Redemption (purchase) of marketable
    securities                                   (11,350)            2,923
  Purchase of property and equipment                (531)           (1,353)
  Acquisition of business (net of cash)          (11,196)                -
                                               ---------         ---------
         Net cash provided (used in)
           by investing activities               (23,077)            1,570
                                               ---------         ---------

Cash flows from financing activities:
  Proceeds (expenses) from public offering/
    exercise/repurchase of stock under
    stock plans                                   48,456               619
  Benefit from disqualifying
    dispositions of common stock                     804                 -
                                               ---------         ---------
        Net cash provided by
          financing activities                    49,260               619
                                               ---------         ---------

Net increase in cash                              36,778            15,089

Cash and cash equivalents,
  beginning of period                             19,053            43,637
                                               ---------         ---------

Cash and cash equivalents,
  end of period                                $  55,831         $  58,726
                                               ---------         ---------
                                               ---------         ---------

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

          The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1998, the results of operations for the three months and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998, which results are not necessarily indicative of results on an annual basis. Effective January 1, 1998, the Company changed its fiscal year end from September 30 to December 31. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and the form 10-Q for the period ended December 31, 1997.

2.   BALANCE SHEET DETAIL (IN THOUSANDS):

     INVENTORIES:

                                                December 31,     September 30,
                                                    1997              1998
                                                ------------      ------------
       Raw materials                                 $ 2,403           $ 1,127
       Finished goods                                  1,138               972
                                                     -------           -------
                                                     $ 3,541           $ 2,099
                                                     -------           -------
                                                     -------           -------

     ACCRUED AND OTHER LIABILITIES:
       Royalties payable                              $5,391            $8,131
       Accrued payables                                3,796             2,743
       Accrued product-related obligations             4,063             4,136
       Accrued compensation and related expenses         682             1,747
       Income taxes payable                            4,193             5,793
       Other liabilities                                 586               612
                                                     -------           -------
                                                     $18,711           $23,162
                                                     -------           -------
                                                     -------           -------

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

4.   COMPUTATION OF NET INCOME PER SHARE

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

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                          Three Months                  Nine Months
                                                        Ended September 30,          Ended September 30,
                                                       1997           1998           1997           1998
                                                     -------        -------        -------        -------
Numerator - Basic and Diluted EPS
  Net income attributable to common
  stockholders                                       $ 5,278        $ 4,466        $ 1,550        $11,373
                                                     -------        -------        -------        -------

Denominator - Basic EPS
  Weighted average shares outstanding                 12,765         13,920         12,300         13,887
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
  Basic net income per share                         $  0.41        $  0.32        $  0.13        $  0.82
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

Denominator - Diluted EPS
  Denominator - Basic EPS                             12,765         13,920         12,300         13,887
  Effect of dilutive common stock options                423            198            403            195
                                                     -------        -------        -------        -------
  Dilutive shares                                     13,188         14,118         12,703         14,082
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

  Diluted net income per share                       $  0.40        $  0.32        $  0.12        $  0.81
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


     Options to purchase 0.4 million and 1.6 million shares of common stock were outstanding at September 30, 1997, and September 30, 1998, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

     The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:

                                                           Three Months                  Nine Months
                                                       Ended September 30,           Ended September 30,
                                                       1997           1998           1997           1998
                                                     -------        -------        -------        -------
Net revenue                                              100%           100%           100%           100%
Cost of net revenue                                       49             46             49             46
                                                     -------        -------        -------        -------
   Gross profit                                           51             54             51             54
                                                     -------        -------        -------        -------
Operating expenses:
   Research and development                                8             15              8             15
   Sales, general and administrative                      11             15             12             16
   Amortization and write-off of technology                -              -             18              -
                                                     -------        -------        -------        -------
        Total operating expenses                          19             30             38             31
                                                     -------        -------        -------        -------
Income from operations                                    32             24             13             23
Interest income                                            1              2              1              2
                                                     -------        -------        -------        -------
    Income before income taxes                            33             26             14             25
Provision for income taxes                                12              8             11              8
                                                     -------        -------        -------        -------
Net income                                                21%            18%             3%            17%
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


     NET REVENUE. The Company's net revenue increased to $25.3 million in the three months ended September 30, 1998 from $25.1 million in the three months ended September 30, 1997. The Company's net revenue increased 13% to $69.1 million in the nine months ended September 30, 1998 from $61.0 million in the nine months ended September 30, 1997. These increases were primarily attributable to higher unit sales of the Company's products due to increasing market acceptance of the Company's PCI and DC Series products and expanded product offerings. Primarily due to poor economic conditions in Asia, the Company has experienced a significant decrease in sales to its customer in Japan, partially offset by a significant increase in sales to other regions.
In addition, particularly in light of the current adverse economic circumstances in Japan, the Company believes that inventory levels are currently higher than normal at Fuji Xerox which has affected and may, in the future, materially adversely affect the Company's business and operating results. The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. In addition, the Company sells a substantial portion of its products to two customers, Fuji Xerox Company Ltd. ("Fuji Xerox") and Xerox Corporation ("Xerox") on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. As a result of these purchasing patterns, the Company's sales historically have been lower, and are expected to continue to be lower, in the December quarter than in the immediately preceding September quarter. There can be no assurance that either of the Company's two major customers, Fuji Xerox, particularly in light of the current adverse economic circumstances in Japan, or Xerox will not change their mix of product or purchasing patterns in a manner which would adversely impact net revenue.

     All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause, and, in the case of Japan, have caused, the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers and lost sales. Such pressure could in turn result in a reduction in net revenue and profitability.

     GROSS MARGIN. Gross margins were 51% and 54% in the three months ended September 30, 1997 and 1998, respectively. Gross margins were 51% and 54% in the nine months ended September 30, 1997 and 1998, respectively. The increase in gross margin was primarily due to economies of scale derived from higher sales volumes and reductions in component costs achieved through new product designs and favorable component pricing. The Company expects that gross margins will fluctuate from period to period and will decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers and competitors. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 76% to $3.7 million in the three months ended September 30, 1998 from $2.1 million in the three months ended September 30, 1997. Research and development expenses increased 110% to $10.3 million in the nine months ended September 30, 1998 from $4.9 million in the nine months ended September 30, 1997. As a percentage of net revenue, research and development increased to 15% in the three months ended September 30, 1998 from 8% in the three months ended September 30, 1997. The increase in research and development expenses reflects the addition of engineering resources through the acquisitions of Quintar Holdings Corporation ("Quintar") and ColorAge Corporation ("ColorAge") in May 1997 and October 1997, respectively. In addition, the increases in these expenses were also attributable to increased staffing and associated support required to enhance the Company's product line. Except for charges related to acquisitions, all research and development costs to date have been expensed as incurred. In view of the acquisitions and current projects under development and planned, research and development expenses are expected to increase in future periods.

SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 37% to $3.7 million in the three months ended September 30, 1998 from $2.7 million in the three months ended September 30, 1997. Sales, general and administrative expenses increased 61% to $11.3 million in the nine months ended September 30, 1998 from $7.0 million in the nine months ended September 30, 1997. As a percentage of net revenue, sales, general and administrative expenses increased to 15% in the three months ended September 30, 1998 from 11% in the three months ended September 30, 1997. As a percentage of net revenue, sales, general and administrative expenses increased to 16% in the nine months ended September 30, 1998 from 12% in the nine months ended September 30, 1997. The increases in these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end user community and the Company's increased participation in industry trade shows. In addition, the increases in these expenditures were due to increased salary and related costs from increased headcount related to the Company's efforts to enhance its corporate infrastructure and to support expansion of its operations. The Company believes that its sales, general and administrative expenses will increase in the foreseeable future as it continues to implement additional management and operational systems, and expand its administrative staff. Sales, general, and administrative expenses are also expected to increase in future periods as the Company increases its sales support and marketing staff and associated costs to expand its presence in sales channels other than Xerox and Fuji Xerox. There is no assurance that the Company will be able to maintain or increase its presence in its existing customers or to successfully penetrate any additional sales channels.

     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". The Company's effective tax rate was 36.5% (excluding purchase accounting adjustments) and 33.6% for the nine months ended September 30, 1997 and 1998, respectively. The effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has obtained sufficient cash from its public offerings and operations to satisfy its current liquidity requirements.

     As of September 30, 1998, the Company had $65.9 million of cash, cash equivalents and marketable securities and had no borrowings under its $10 million bank line of credit. Borrowings under the line of credit bear interest at the prime rate and are available under the line of credit based on a percentage of eligible accounts receivable.

     For the nine months ended September 30, 1997, the Company generated $10.6 million in cash from operating activities, primarily due to an increase in trade accounts payable, partially offset by an increase in accounts receivable and a decrease in deferred revenue. For the nine months ended September 30, 1998, the Company generated $12.9 million in cash from operation activities primarily due to a decrease in inventories and increases in trade accounts payable and accrued and other liabilities, partially offset by increases in accounts receivable.

     In the nine months ended September 30, 1997, investing activities consumed $23.1 million primarily related to the acquisition of Quintar and the purchase of marketable securities. In the nine months ended September 30, 1998, investing activities provided $1.6 million, primarily from the redemption of marketable securities.

     Financing activities provided $49.3 million for the nine months ended September 30, 1997 primarily due to the Company's August 1997 stock offering. Financing activities for the nine months ended September 30, 1998 were immaterial. The Company has no material financing commitments other than its obligations under operating leases.

     The Company believes that cash flows from operations and existing cash balances will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.


YEAR 2000 ISSUES

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has tested its current products for Year 2000 compliance and believes that its current products are Year 2000 compliant. However, the failure of the Company's current or prior products to operate properly with regard to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems, could cause a reduction in sales and could expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

     Although the Company believes that its products and systems are Year 2000 compliant the Company utilizes third party equipment and software that may not be Year 2000 compliant. The Company has made inquiries to the majority of its material equipment and software suppliers as to the Year 2000 compliance of their products. Each such supplier has indicated that its equipment and/or software either is, or will be by December 31, 1999, Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company also has material relationships with third party suppliers and service providers who may utilize equipment or software that may not be Year 2000 compliant, such as financial institutions, shipping companies and payroll services. The Company is in the process of conducting Year 2000 compliance inquiries of such third parties. Based upon the results of such inquiries, the Company intends to take appropriate action. Nonetheless, while the Company would be affected by any such failure, the Company believes that it could continue to operate despite any such failure of a material party to be Year 2000 compliant. Failure of any third-party's equipment or software to operate properly with regard to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems and could cause a reduction in sales, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

The business, operating results and financial condition of the Company's customers could also be adversely affected to the extent that they utilize equipment or software that is not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.


The Company has not established a formal contingency plan for any potential failure of any of the Company's or any third party's equipment or software, but the Company plans to create such a formal contingency plan.

The Company has, and will continue to make, certain investments in its equipment, software systems and applications to ensure that the Company is Year 2000 compliant and to evaluate the Year 2000 preparedness of the material third parties with whom it deals. To date, the Company has primarily used existing personnel to evaluate the Year 2000 exposure. The financial impact to the Company for Year 2000 compliance has not been and is not anticipated to be material to its financial position results of operations or cash flows in any given year.

FACTORS AFFECTING FUTURE RESULTS

     FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower, and are expected to be lower, in the December quarter than in the immediately preceding September quarter. In addition, any increases in inventories held by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI

Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, particularly in light of the current adverse economic circumstances in Japan, the Company believes that inventory levels are higher than normal at Fuji Xerox which has materially adversely affected, and could continue to materially adversely affect, the Company's business and operating results. Also, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

     Results in any period could be, and in the current period, have been affected by changes in market demand, competitive market conditions and sales promotion activities by the Company, its OEM customers or its competitors, market acceptance of new or existing products, sales of color copiers with which the Company's products are compatible, the cost and availability of components, the mix of the Company's customer base and sales channels, the amount of any third party funding of development expenses, the mix of products sold, the Company's ability to effectively expand its sales and marketing organization, the Company's ability to attract and retain key technical and managerial employees, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of the foregoing factors, the Company's operating results in one or more future periods will be subject to significant fluctuations. In the event this results in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's common stock would be materially and adversely affected.

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

     EMERGING COLOR SERVER MARKET. The market for the Company's color server products has only recently begun to develop. Because the markets for digital color copiers and connected color servers are relatively new, and because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. If the color server market fails to grow, or grows more slowly than anticipated, which occurred in Japan in the current fiscal year, the Company's business, operating results and financial condition will be adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance that the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

     DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, as they have in Japan during the fiscal year, the

Company's business, operating results and financial condition will be materially and adversely affected. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

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

     Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, Electronics for Imaging Inc. ("EFI"). The Company is a supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products (including components contained therein) and cannot begin shipping any version to Xerox or Fuji Xerox until such version and components meets their respective quality standards. Either Xerox or Fuji Xerox may choose to promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products, may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance as to the level of orders from Xerox under its contract or that the Company will continue to receive orders from Fuji Xerox. Any decrease in the level of sales to Xerox or Fuji Xerox (particularly in light of the current adverse economic situation in Japan and Asia) has had and would have a material adverse effect on the Company's business, operating results and financial condition.

     INTERNATIONAL SALES. All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's significant international customer base, the Company believes that a portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause and, in the case of Japan, have caused the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion of the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. Other risks inherent in international sales include unexpected changes in regulatory requirements, adverse and other trade barriers and uncertainties relative to regional circumstances. These risks, and in particular risks related to the adverse economic circumstances in Asia, and in particular Japan, have had and would have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company's business, operating results and financial condition may continue to be materially adversely affected if foreign markets do not continue to develop.

     INVENTORY RISKS. Xerox and Fuji Xerox may from time to time carry excess inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. Xerox indicated to Splash that, to eliminate this inventory and to permit Xerox to introduce the PCI Series products, Xerox substantially reduced the selling prices of the Power Series products beginning in June 1996. Sales by Xerox of the Power Series products at a discount may have resulted in reduced sales of the Company's PCI Series products. In addition, particularly in light of the current adverse economic circumstances in Japan, the Company believes that inventory levels are currently higher than normal at Fuji Xerox which has affected and may, in the future, materially adversely affect the Company's business and operating results. There can be no assurance that the Company will receive sufficient information from Xerox, Fuji Xerox or other customers over time or that the Company will in any event be able to prevent the recurrence of a similar problem in the future. As a result, Splash's customers, among other things, may be required to discount excess inventory, may experience difficulty in selling excess inventory, may experience reduced sales of new products or may become dissatisfied with their relationship with Splash. Although customers have no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to significant customers. Reduced sales of Splash products by Xerox or Fuji Xerox or any financial or other accommodation made to Xerox or Fuji Xerox could have a material adverse effect on the business, operating results and financial condition of Splash.

     DEPENDENCE ON ADOBE SYSTEMS INCORPORATED. The majority of the Company's products depend on the PostScript page description language software developed by Adobe Systems Incorporated ("Adobe") and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with current or future versions of PostScript, or any material defects in any versions of PostScript software (including defects identified in connection with upgrades of the Company's products), could have a material adverse effect on the Company's business, operating results and financial condition. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1999, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

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

     DEPENDENCE ON THIRD PARTY MANUFACTURERS. The Company generally outsources the manufacture of its products to third party subcontract manufacturers including Manufacturer's Services Limited ("MSL") and Logistics Software Corporation ("Logistix"). For example, MSL purchases the components used in Splash boards from its component suppliers and performs double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis. MSL also performs in-warranty and out-of-warranty repair of failed boards for the Company's products. The Company directly purchases Power PC computers, monitors and memory, and furnishes these components, as well as the MSL-assembled boards, to Logistix for final assembly. Logistix directly purchases a small portion of the components used in Splash color servers and does all final assembly and system configuration.

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

     Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Power PC computers, certain ASICs and other semiconductor components. The Company does not maintain any long term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems. The Company will likely experience similar difficulties in the future. The Company also purchases memory modules from a single supplier. Although other sources are available, a change in memory supplier could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

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

     There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. In particular, EFI filed suit against Radius in November 1995, alleging infringement of an EFI patent by Radius and requesting unspecified monetary damages and injunction relief. The technology which is the subject of the patent claim was acquired by Splash from Radius. EFI could add Splash as a defendant to this suit at any time. There can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in the EFI suit or any other claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company relies upon certain software licensed from third parties. There can be no assurance that the software licensed by the Company will continue to provide competitive features and functionality or that licenses for software currently utilized by the Company or other software which the Company may seek to license in the future will be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent software or suitable alternative products could be developed, identified, licensed and integrated, and the inability to license key new software that may be developed, on commercially reasonable terms, would have a material adverse effect on the Company's competitive position. In addition certain software licensed from third parties may be subject to governmental export regulations . The inability to meet such export regulatory requirements could result in shipment delays and would have a material adverse effect on the Company's business. Any such events would materially adversely affect the Company's operating results and financial condition.

     NEED FOR ADDITIONAL CAPITAL. The Company believes that in order to remain competitive it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, capital expenditures and potential acquisitions. Although the Company believes that it will be able to fund planned expenditures for at least the next twelve months from a combination of cash flow from operations, existing cash balances and the Company's bank line of credit, there can be no assurance that the Company will be able to obtain any additional financing which may be required in the future on acceptable terms or at all.

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

     The Company's internal systems and technology are relatively new and as a result, the majority are already Year 2000 compliant. The Company is currently working with its suppliers and business partners to identify at what stage they are in the process of identifying and addressing Year 2000 issues. The Company will continue to perform reviews with its suppliers and business partners to ensure compliance on an ongoing basis. The Company has no formal contingency plan for any potential failure of any Company's or any third party's equipment or software.

                                       PART II

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE HOLDERS
          NONE

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS
          27.1 FINANCIAL DATA SCHEDULE

          REPORTS ON FOR 8-K
          NONE

                                      SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on November 16, 1998.


                              SPLASH TECHNOLOGY HOLDINGS, INC


                              By:  /s/  Joan P. Platt
                                   ---------------------------------------------
                                        Joan P. Platt
                              Vice President, Finance & Administration, Chief Financial Officer