Form 10-K405
period 1998-12-31
SPLASH TECHNOLOGY HOLDINGS INC
filed 1999-03-31
CIK 1020394

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-21171
                            ------------------------

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001
                                   Par Value
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1999 was approximately $96.3 million based upon the closing price of the common stock on the Nasdaq Stock Market for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may, under certain circumstances, be deemed to be an affiliate. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of Registrant's Common Stock as of March 16, 1999 was 13,975,979.

    Documents incorporated by reference: Items 10, 11, 12 and 13 of Part Ill are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999. This Report contains sequentially numbered pages of which this is Number 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    ON OCTOBER 13, 1997, THE COMPANY'S BOARD OF DIRECTORS APPROVED A CHANGE IN THE COMPANY'S FISCAL YEAR END FROM SEPTEMBER 30 TO DECEMBER 31, COMMENCING JANUARY 1, 1998. FOR COMPARATIVE PURPOSES THE TWELVE MONTHS ENDED DECEMBER 31, 1996, 1997, AND 1998 ARE REFERRED TO AS THE CALENDAR YEARS ("CALENDAR"). IN ADDITION, FOR COMPARATIVE PURPOSES THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997, ARE REFERRED TO AS THE FISCAL YEARS ("FISCAL").

ITEM 1.  BUSINESS

    Splash develops, produces and markets color servers that provide an integrated link between desktop computers and digital color laser copiers and large format printers and enable such devices to provide high quality, high speed, networked color printing. These hybrid systems, consisting of color servers and digital color laser copiers (referred to as connected or multifunction copiers), support multiple uses including image scanning, image manipulation, printing and photocopying. The Company's products feature advanced color correction, color calibration and separations support, variable data printing, wide format, ease of use, time-saving work flow functionality, simulation of many color monitors and printing presses, and automatic correction for certain printing workflow problems. Splash's color servers are commonly accessed by users across networks of Windows-based personal computers, Power-PC personal computers and UNIX-based computers.

    Splash sells its color server products primarily to two of the leading providers of color copiers, Xerox Corporation (including its affiliate in Europe, Xerox Ltd.) ("Xerox") and Fuji Xerox Company Ltd. ("Fuji Xerox"). The original equipment manufacturers ("OEMs") integrate the Company's color servers with their digital color copiers and sell the connected systems to end users through a worldwide direct distribution network. Users of the Company's color servers include magazine publishers, advertising firms, graphic arts firms, publishing services providers, prepress and printing firms, and Fortune 500 companies with in-house graphics, marketing and advertising and publishing needs.

    Splash Technology Holdings, Inc. was incorporated in Delaware in December 1995. The Company's business operated as the Color Server Group ("CSG") division of SuperMac Technology, Inc. ("SuperMac") from late 1992 to August 1994, and after the merger of SuperMac into Radius Inc. ("Radius") as the CSG division of Radius from August 1994 until January 1996. In January 1996, the Company was acquired by an investor group led by certain entities affiliated with Summit Partners, L.P. and Sigma Partners, L.P. (the "Splash Acquisition"). The Company's executive offices are located at 555 Del Rey Avenue, Sunnyvale, CA 94086, and its telephone number is (408) 328-6300.

    PRODUCTS AND TECHNOLOGY

    PRODUCT LINES

    Splash offers both pre-configured color server systems and board-level server kits. The preconfigured color server systems include a Splash copier interface board and frame buffer installed in an Intel based or a Power PC based computer and feature Splash software and an interface cable. They can also include a color display and a keyboard. The server kits do not include the computer, display and keyboard, thereby allowing the customer or reseller to install the Splash color server on a locally procured or existing compatible system. Splash products are primarily sold under the Splash brand worldwide except in Japan, where they are currently sold under the SM ICS brand name of Fuji Xerox. The fundamental architectures of the SM ICS and Splash products are substantially identical other than localization differences for user interface and documentation. In addition, Visutech AB of Sweden combines Splash server kits into color server systems that are sold in Europe under the DiamondPress brand.

    Splash's primary product lines include the Splash Professional Color Imaging ("PCI" Series), first introduced in May 1996, the Splash for DocuColor ("DC" Series), first introduced in September 1996, and the Splash M Series, first introduced in November 1998. The PCI and DC products generally use Apple Power Macintosh computers and are compatible with the PCI bus architecture. The Splash M Series is based on the Intel family of processors using the Linux operating system. The retail prices to end users of Splash products vary by geographical region, model and configuration. For example, depending on the model and configuration, the retail prices to end users of PCI Series products currently range from $13,000 to $27,500 in the United States and Y1.6 million to Y4.1 million in Japan. The retail price to end users of the DC Series product marketed in the United States is $40,000 and the retail prices to end users of DC Series products marketed in Japan range from Y4.0 million to Y4.4 million. The retail price to end users of the M Series ranges from $10,500 to $18,500.

    To expand its product offerings targeted at the low-end and mid-range market for color servers, Splash consummated two acquisitions in 1997. In May 1997, Splash acquired Quintar Holdings Corporation ("Quintar"), a company based in Southern California, that designed, manufactured and marketed embedded controllers for desktop color printers, as well as proprietary servers for high-speed, multifunction monochrome and color printers and copiers. In October 1997, Splash acquired ColorAge Inc. ("ColorAge"), a company based in Billerica, Massachusetts, that designed, manufactured and marketed DocuPress, a line of color document print servers targeted principally at the emerging market for high speed color printing in the office.

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

    The Company's products include Splash-designed copier interface boards integrated with a standard computer system and Splash software written for the server and its networked clients. The Splash copier interface board uses double-sided surface mount technology and includes a number of advanced design features such as a proprietary application specific integrated circuit (ASIC), certain other custom FGAs and ASICs, and can contain a large frame buffer, all in a PCI form factor.

    Splash software includes: driver software written for several different types of client workstations; server software including network interface, spooling, and imaging engine modules that can reside on the standard computer system; and server software including print interface and device control modules that can reside on the Splash board itself. These software modules are layered on a standard computer operating system to provide compatibility with a variety of off-the-shelf peripherals and third-party software applications. Technical innovations first introduced to market by Splash include techniques that enhance color quality, such as accurate printing of RGB monitor blues (avoiding the common blue to purple shift upon printing); techniques that enhance print quality, such as traps and overprints (as described below); and features that enhance productivity workflow, such as advanced color calibration capabilities and the ability to interpret and print multiple RGB formats or mixed RGB and CMYK formats from the same electronic file.

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

    SPLASH FIDELITY COMPRESSION. Splash Fidelity Compression enhances the print quality of color servers that have limited print buffer memory. Splash Fidelity Compression delivers true, continuous tone (contone) or near-contone quality output optimized to the available print buffer memory. Splash Fidelity Compression is automatically engaged whenever the Splash server has too little memory to print a given page size with full color quality.

    LARGE FORMAT. The wide format product eliminates the difficulties of achieving accurate color associated with large format printing.

    VARIABLE DATA PRINTING. Combined with a Xerox digital color copier/printer, this solution can provide printers, service bureaus and trade shops with the ability to offer their customers cost effective personalized or one to one marketing materials.

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

    SPOT COLOR MATCHING. Spot Color Matching allows the printing of spot colors (within the color gamut of the copier) without converting them to process color and without interrupting the user's existing work flow. This feature is optionally engaged for composite printing and automatically engaged for separations printing.

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

SALES AND MARKETING

    Splash sells its color server products primarily to two of the leading providers of color copiers, Xerox and Fuji Xerox. These OEMs integrate the Company's color servers with their digital color copiers and sell the connected systems to end users through a worldwide direct distribution network. Xerox sells primarily in North America, South America and Europe, while Fuji Xerox sells primarily in Japan and the Asia Pacific region. Xerox and Fuji Xerox each provide primary customer service through their worldwide networks, while Splash provides backup support to Xerox and Fuji Xerox. These relationships allow Splash to provide strong customer support at the local level as well as providing Splash with a valuable source of input for product enhancement. Splash believes that the strength of Xerox and Fuji Xerox in the office equipment market provides the Company with a significant opportunity to expand its presence in the end user office printing market.

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

    As of December 31, 1998, the Company employed 57 people in sales and marketing. These people primarily support Xerox's sales force while Fuji Xerox is supported by its own personnel. Splash's sales and marketing personnel typically provide this support through sales literature, periodic training, customer symposia, pre-sales support and joint sales calls. The Company also participates in industry trade shows and conferences, distributes sales and product literature and has a public relations plan intended to generate coverage of the Company's products and technology by editors of trade journals.

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

MANUFACTURING

    The Company outsources the manufacture of its products to third party subcontract manufacturers including Manufacturing Services, LTD ("MSL"), located in Arden Hills, Minnesota, Logistix Incorporated ("Logistix"), located in Fremont, California, and Space Craft Industries ("SCI"), located in San Jose, California. MSL and SCI purchase the components used in Splash boards from their suppliers and perform double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Splash products, on a turnkey basis. MSL and SCI also perform in-warranty and out-of-warranty repair of failed boards for the Splash products. The Company purchases Power PC computers, Intel designed components, monitors and memory, and furnishes these components, as well as the MSL and SCI assembled boards, to Logistix and SCI for final assembly. Logistix and SCI directly purchase a small portion of the components used in Splash color servers and does all final assembly and system configuration.

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

    If the Logistix, MSL, SCI or other third party manufacturing facilities utilized by the Company become unavailable to the Company, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, operating results and financial condition could be materially and adversely affected. Although the Company believes that there are other companies available with the capability to provide the Company with such services, there can be no assurance that the Company would be able to enter into alternative third party arrangements on terms satisfactory to the Company, on a timely basis, or at all.

    Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Apple Power Macintosh computers, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. In addition, Apple has experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. The Company has also experienced difficulties related to Apple's delay in the release of new models. If Apple were to continue to experience such delays or discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise ceased to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. The Company ships products which may contain discontinued components. The Company has experienced sourcing difficulties in procuring discontinued components in the past. There can be no assurances that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from a single supplier. Although other sources are available, a change in memory supplier could require time to effect and could impact production. This risk would be exacerbated in times of short memory supply. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production volume capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company may be subject to an increasing risk of inventory obsolescence in the future, which could materially and adversely affect the operating results and financial condition.

    The market prices and availability of certain components, particularly memory and other semiconductor components, Apple Power Macintosh computers, and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

    Splash's research and development efforts are focused on color science, application workflow, ASIC and board design, software and computer systems integration and the continued development of new and enhanced products. The Company also works closely with key technology partners including Adobe, Apple, Fuji Xerox and Xerox.

    The Company has historically devoted a significant amount of its resources to research and development. As of December 31, 1998, the Company had 92 employees engaged in research and development. Research and development expenses in calendar years ended 1996, 1997 and 1998 were $4.0 million, $7.6 million and $13.6 million, respectively. Research and development expenses in the fiscal years ended 1996 and 1997 were $4.1 million and $6.1 million, respectively. The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of products under development, effective manufacturing processes and the success of promotional efforts.

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

    The Company believes that the principal competitive factors in its markets are product features, functionality and performance; strength of distribution channels, including sales capability and after-market support; brand name recognition and market share; and price. The Company believes that it competes favorably with respect to product features, functionality and performance, including color and print quality and the open architecture of the Company's systems. Splash was the first to introduce a number of significant features to the multifunction color copier market, and its products currently provide certain features and functionality not offered by competitors. However, Splash's competitors also offer certain unique features and functionality that are not offered by the Company. EFI also has substantially greater name recognition and a significantly larger installed base than the Company, its products operate with a broader range of color photocopier systems and its products are generally priced less than those of Splash. EFI has historically had higher operating margins than Splash which could allow EFI to increase pricing pressure on Splash or to respond more effectively to any third party pricing pressures. The Company also believes that it competes favorably in many distribution channels addressed by Xerox and Fuji Xerox, but the Company's products do not support the range of products from different manufacturers supported by EFI and other competitors, and the Company's relationship with the Xerox distribution channel is currently not as strong in certain geographical areas, such as portions of Europe, where the Company historically has had a smaller market presence and lesser support capabilities.

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

    There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. There can be no assurance that any such litigation against Splash would not have a material adverse effect on the Company's business, operating results and financial condition. The addition of Splash as a defendant in any third party claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can he given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

    As of December 31, 1998, the Company employed 181 people, including 92 in research and development, 9 in operations, 57 in sales and marketing, and 23 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

    The Company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the Company's industry is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel necessary for the development of its business.

EXECUTIVE OFFICERS AND KEY PERSONNEL

    The following table sets forth certain information regarding the executive officers, directors and other key personnel of the Company as of December 31, 1998:

NAME                                      AGE                                    POSITION
------------------------------------  -----------  ---------------------------------------------------------------------
Kevin K. Macgillivray...............          39   President, Chief Executive Officer and Chairman

Joan P. Platt.......................          44   Chief Financial Officer and Vice President, Finance and
                                                   Administration

Timothy D. Kleffman.................          40   Vice President, Business Development and Product Planning

Richard A. Falk.....................          39   Chief Scientist

Michael Orr.........................          47   Vice President, Sales & Marketing

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

    TIMOTHY D. KLEFFMAN has served as Vice President, Business Development and Product Planning since July 1997 and served as Vice President Engineering Operations from the Splash Acquisition to June 1997. Mr. Kleffman was Director of Printer Systems within the CSG at Radius and SuperMac from October 1992 until the Splash Acquisition. From August 1985 to October 1992, Mr. Kleffman held various management positions at ROLM Corporation. Mr. Kleffman received a B.S. in Electrical and Computer Engineering from the University of California, Davis. Effective January 4, 1999 Mr. Kleffman resigned from the Company.

    MICHAEL ORR joined the Company as Vice President, Sales and Marketing. Most recently, Mr. Orr worked for Amdahl where, from 1988 to 1998, he held a number of positions including vice president and general manager of the software business group, the telecom business group and open enterprise systems group, as well as vice president of strategic solutions. Prior to joining Amdahl, from 1974 to 1988, Mr. Orr worked for IBM in the positions of systems engineer, sales, sales management, and marketing management. He has a Master of Arts Degree (M.A.) in mathematics from Oxford University, England.

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

FACTORS AFFECTING FUTURE RESULTS

    FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two large customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower, and are expected to be lower, in the December and March quarters than in the preceding September and June quarters. In addition, any increases in inventories held by the Company's customers could also result in variations in the timing of purchases by such customers. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. As a result of the Company's product transition and Xerox's accumulation of inventory of these products, sales of Power Series products shipped to Xerox between January 1996 and April 1996 were generally recorded as net revenue when Xerox sold these products to end users. All other product sales are recorded as net revenue upon shipment to the OEM customer. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers or that the Company will be able to prevent a recurrence of a similar problem in the future. In addition, particularly in light of the current adverse economic circumstances in Japan, the Company believes that inventory levels in 1998 were higher than normal at Fuji Xerox which has materially adversely affected the Company's business and operating results. Also, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

    EMERGING COLOR SERVER MARKET. The market for the Company's color server products has only recently begun to develop. Because the markets for digital color copiers and connected color servers are relatively new, and because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. The color server market has grown more slowly than anticipated. If the market continues to grow slowly, or not grow at all, the Company's business, operating results and financial condition will be adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance that the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

    DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. Sales to Xerox in calendar 1996, 1997 and 1998 accounted for approximately 36%, 51% and 76%, respectively, of the Company's net revenue, and sales to Fuji Xerox in such periods accounted for approximately 64%, 47%, and 19%, respectively, of net revenue. Sales to Xerox in fiscal 1996 and 1997 accounted for approximately 43% and 44%, respectively, of the Company's net revenue, and sales to Fuji Xerox in such periods accounted for approximately 57% and 56%, respectively, of net revenue. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease the Company's business, operating results and financial condition has been and would be materially and adversely affected. During calendar 1998, sales of Splash compatible copiers by Fuji Xerox were significantly lower than in prior periods. This reduction in sales has, and any continued reduction from historical levels could, materially and adversely affect the Company's business, operating results and financial condition. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition will be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

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

    Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, EFI. The Company is a supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products (including components contained therein) and cannot begin shipping any version to Xerox or Fuji Xerox until such version and components meets their respective quality standards. Xerox and Fuji Xerox promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products. Either Xerox or Fuji Xerox may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance as to the level of orders from Xerox under its contract or that the Company will continue to receive orders from Xerox or Fuji Xerox. Any decrease in the level of sales to Xerox or continued decrease in the level of sales to Fuji Xerox (particularly in light of the current adverse economic situation in Japan and Asia) would have a material adverse effect on the Company's business, operating results and financial condition.

    INVENTORY RISKS. Xerox and Fuji Xerox may from time to time carry excess inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. Xerox indicated to Splash that, to eliminate this inventory and to permit Xerox to introduce the PCI Series products, Xerox substantially reduced the selling prices of the Power Series products beginning in June 1996. Sales by Xerox of the Power Series products at a discount may have resulted in reduced sales of the Company's PCI Series products. In addition, particularly in light of the current adverse economic circumstances in Japan, the Company believes that inventory levels in 1998 were higher than normal at Fuji Xerox which has materially adversely affected the Company's business and operating results. There can be no assurance that the Company will receive sufficient information from Xerox, Fuji Xerox or other customers over time or that the Company will in any event be able to prevent the recurrence of similar problems in the future. As a result, Splash's customers, among other things, may be required to discount excess inventory, may experience difficulty in selling excess inventory, may experience reduced sales of new products or may become dissatisfied with their relationship with Splash. Although customers have no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to significant customers. Reduced sales of Splash products by Xerox or Fuji Xerox or any financial or other accommodation made to Xerox or Fuji Xerox could have a material adverse effect on the business, operating results and financial condition of Splash.

    DEPENDENCE ON ADOBE SYSTEMS INCORPORATED. The majority of the Company's products depend on the PostScript page description language software developed by Adobe Systems Incorporated ("Adobe") and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with current or future versions of PostScript, or any material defects in any versions of PostScript software (including defects identified in connection with upgrades of the Company's products), could have a material adverse effect on the Company's business, operating results and financial condition. The Company has, and may continue to experience, delays in the release of its products due to Adobe product delays. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in September 1999, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

    DEPENDENCE ON APPLE COMPUTER INC. The majority of the Company's current products require the use of an Apple Power Macintosh computer as a computer platform. Apple has experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. In addition, Apple has experienced significant changes in management. If Apple were to discontinue production of the Power Macintosh models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. In addition, the Company has experienced sourcing difficulties related to Apple's delay in the release of new models. The Company ships products which may contain discontinued components. The Company has experienced sourcing difficulties in procuring discontinued components in the past. There can be no assurance that the Company will not experience similar difficulties in the future. Any extended delay between the discontinuation of an existing model and the release of an enhanced model by Apple could have a material adverse effect on the Company's business, financial condition and results of operations. Any efforts of the Company to migrate its products to a different computer platform would require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

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

    RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. In 1998, the Company's main competitor added enhancements to its product that competed with the Company's DC Series products. These enhancements have had, and may continue to have, an adverse effect on the market acceptance of the Company's products. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of current products and products under development, effective manufacturing processes and the success of promotional efforts.

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

    RISKS ASSOCIATED WITH ACQUISITIONS. The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company has acquired and may continue to acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. For example, in connection with the Quintar and ColorAge acquisitions, Splash recorded an expense related to purchased in-process research and development of $11.0 million and $26.9 million, respectively. Both Quintar and ColorAge had technology under development. There can be no assurance that the acquired technology can be successfully developed on a timely basis or at all, or that products based on this technology will receive widespread market acceptance. Moreover, there can be no assurance that the Company can successfully integrate the acquired technology. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

    DEPENDENCE ON THIRD PARTY MANUFACTURERS. The Company generally outsources the manufacture of its products to third party subcontract manufacturers including SCI, MSL and Logistix. MSL and SCI purchase the components used in Splash boards from their component suppliers and perform double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis. MSL and SCI also performs in-warranty and out-of-warranty repair of failed boards for the Company's products. The Company directly purchases Apple Power Macintosh computers, Intel designed components, monitors and memory, and furnishes these components, as well as the MSL and SCI-assembled boards, to Logistix and SCI for final assembly. Logistix and SCI directly purchase a small portion of the components used in Splash color servers and do all final assembly and system configuration.

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

    If the SCI, Logistix, MSL or other third party manufacturing facilities utilized by the Company become unavailable to the Company, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, operating results and financial condition could be adversely affected. Although the Company believes that there are a variety of companies available with the capability to provide the Company with such services, there can be no assurance that the Company would be able to enter into alternative third party manufacturing arrangements on terms satisfactory to the Company, in a timely fashion, or at all.

    DEPENDENCE ON COMPONENT AVAILABILITY AND COST. The Company purchases components comprising a significant portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix and SCI. The Company currently sources most of its Power Macintosh computers that serve as the platforms for its DC and PCI color servers from Apple. The Company is currently operating on a purchase order basis with Apple.

    Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Apple Power Macintosh computers, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems and the discontinuation of computers used in Splash's current products. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from a single supplier. Although other sources are available, a change in memory supplier could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production volume capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

    The market prices and availability of certain components, particularly memory, other semiconductor components, Apple Power Macintosh computers and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's operating results and financial condition.

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

    There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. The addition of Splash as a defendant in any claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. Any need to redesign the products or enter into any royalty or licensing agreement could have a material adverse effect on the Company's business, operating results and financial condition.

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

    INTERNATIONAL SALES. All sales to Fuji Xerox are international sales. International sales accounted for approximately 64%, 62%, and 50% of net revenue in calendar 1996, 1997 and 1998, respectively. International sales accounted for approximately 57% and 65%, of net revenue in fiscal 1996 and 1997, respectively. In addition, although a majority of sales to Xerox are accounted for as U.S. sales, Xerox has a significant international customer base, and the Company believes that a portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. Other risks inherent in international sales include unexpected changes in regulatory requirements, tariffs and other trade barriers and uncertainties relative to regional circumstances. These risks, and in particular risks related to the economic circumstances in Japan, could have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

    DEPENDENCE ON KEY PERSONNEL. Because of the nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees, other than one employee from the ColorAge acquisition, and does not maintain key person life insurance policies on any of its employees.

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

ITEM 2.  PROPERTIES

    The Company's principal operations are located in a leased facility of approximately 24,000 square feet in Sunnyvale, California. The lease on this building expires in 2001, and the Company has an option to extend the lease for a period of up to five additional years. The Company also leases office suites in Paris, France, and Singapore primarily for sales and marketing efforts in Europe and South East Asia. The initial lease term for the French offices expired in April 1998, and the lease is automatically renewed every three months after April 1998 unless one of the parties to the lease gives prior notice of termination. The lease term for the Singapore office expires in April 2000. The Company also leases office space in Westminster, California, which expires in March 2003 and office space in Billerica, Massachusetts, which expires in May 1999. The Company believes that its existing facilities are adequate to meet its needs for the near term and is evaluating its future facility needs.

ITEM 3.  LEGAL PROCEEDINGS

    On January 13, 1999 and 28th, two class action complaints were filed in the United States district Court for the Norther District of California against the Company, certain of its officers and directors, and certain underwriters. The complaints allege that defendants made false and misleading statements about the Company's business condition and prospects during a class period of January 7, 1997--October 13, 1998, and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints in both actions seek damages of an unspecified amount.

    There has been no discovery to date and no trial is scheduled in these actions. The Company believes it has meritorious defenses in these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in these actions could have a material adverse affect on the Company's business, results of operations and financial condition. Currently, the amount of such material effect cannot be reasonable estimated.

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

    The Company's secondary public offering of common stock was effected through the registration statements on Form S-1 (File No. 333-32243) that was declared effective by the SEC on August 20, 1999. Net proceeds to the Company from this offering was approximately $48.4 million.

    As of December 31, 1998 the Company has retained substantially all of the proceeds from the aforementioned offering.

    As of March 16, 1999, the Company's common stock was held by approximately 116 stockholders of record.

    The following table lists the high and low closing quotations during each quarter the stock traded in the years ended December 31, 1998, 1997 and the period October 9, 1996 to December 31, 1996.

                                                                                     1998
                                                                             --------------------
                                                                                HI         LOW
                                                                             ---------  ---------
First Quarter..............................................................  $   23.81  $   11.00
Second Quarter.............................................................      21.38      15.00
Third Quarter..............................................................      25.13      13.13
Fourth Quarter.............................................................      14.25       6.50


                                                                                     1997
                                                                             --------------------
                                                                                HI         LOW
                                                                             ---------  ---------
First Quarter..............................................................  $   39.00  $   21.00
Second Quarter.............................................................      36.13      21.00
Third Quarter..............................................................      43.88      32.00
Fourth Quarter.............................................................      47.69      19.88

                                                                                     1996
                                                                             --------------------
                                                                                HI         LOW
                                                                             ---------  ---------
First Quarter from October 9, 1996.........................................  $   26.50  $   10.38

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following information has been summarized from the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in connection with such consolidated financial statements and the related notes thereto.

                                          PREDECESSOR
                                            BUSINESS                SPLASH TECHNOLOGY HOLDING, INC.
                                          ------------  --------------------------------------------------------
                                          FOUR MONTHS   EIGHT MONTHS                  THREE MONTHS
                                             ENDED          ENDED       YEAR ENDED       ENDED       YEAR ENDED
                                          JANUARY 31,   SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                              1996          1996           1997           1997          1998
                                          ------------  -------------  -------------  ------------  ------------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net revenue.............................   $   13,008    $    34,713     $  76,327     $   22,237    $   84,778
Cost of net revenue.....................        8,427         19,381        37,229         10,477        38,943
                                          ------------  -------------  -------------  ------------  ------------
  Gross profit..........................        4,581         15,332        39,098         11,760        45,835
                                          ------------  -------------  -------------  ------------  ------------
Operating expenses:
  Research and development..............        1,498          2,627         6,062          2,638        13,602
  Sales and marketing...................          688          1,756         6,051          2,623        10,952
  General administrative................          287          1,276         2,690            633         3,878
  Amortization and write-off of
    technology..........................           --         22,803        11,039         26,900            --
                                          ------------  -------------  -------------  ------------  ------------
    Total operating expenses............        2,473         28,462        25,842         32,794        28,432
                                          ------------  -------------  -------------  ------------  ------------
Income (loss) from operations...........        2,108        (13,130)       13,256        (21,034)       17,403
Other income............................           --             --           600             --            --
Interest income (expense), net..........          (18)          (575)          655            590         1,979
                                          ------------  -------------  -------------  ------------  ------------
Income (loss) before income taxes.......        2,090        (13,705)       14,511        (20,444)       19,382
Provision for (benefit from) income
  taxes.................................          836         (5,509)        9,420          2,330         6,079
                                          ------------  -------------  -------------  ------------  ------------
Net income (loss).......................   $    1,254    $    (8,196)    $   5,091     $  (22,774)   $   13,303
                                          ------------  -------------  -------------  ------------  ------------
                                          ------------  -------------  -------------  ------------  ------------
Basic net income (loss) per share(1)....                 $     (1.27)    $    0.42     $    (1.65)   $     0.96
                                                        -------------  -------------  ------------  ------------
                                                        -------------  -------------  ------------  ------------
Diluted net income (loss) per
  share(1)..............................                 $     (1.27)    $    0.41     $    (1.65)   $     0.94
                                                        -------------  -------------  ------------  ------------
                                                        -------------  -------------  ------------  ------------
Shares used in per share
  calculations--Basic(1)................                       7,009        12,120         13,821        13,903
                                                        -------------  -------------  ------------  ------------
                                                        -------------  -------------  ------------  ------------
Shares used in per share
  calculations--Diluted(1)..............                       7,009        12,423         13,821        14,170
                                                        -------------  -------------  ------------  ------------
                                                        -------------  -------------  ------------  ------------

                                                                                             SPLASH TECHNOLOGY
                                                                                               HOLDINGS, INC.
                                                                                            --------------------
                                                                                                DECEMBER 31,
                                                                                            --------------------
                                                                                              1997       1998
                                                                                            ---------  ---------
                                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital.........................................................................  $  43,577  $  58,153
  Total assets............................................................................     82,493     93,732
  Total liabilities.......................................................................     23,626     20,439
  Stockholders' equity....................................................................     58,867     73,293

--------------------------

(1) See Note 3 of Notes to Consolidated Financial Statements for computation of the number of shares used in the earnings per share calculation.

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

    OVERVIEW

    The Company operated as the Color Server Group ("CSG") division of SuperMac Technology Inc. ("SuperMac") from late 1992 to August 1994 and, after the merger of SuperMac into Radius, Inc. ("Radius") as the CSG division of Radius from August 1994 until January 1996. In January 1996, Splash was acquired by an investor group in a leveraged transaction. References below to the results of operations for the fiscal year ended September 30, 1996 refer to the results of operations ("The Splash Acquisition") of CSG for the four months ended January 31,1996 plus the results of operations of the Company for the eight months ended September 30, 1996.

    On October 13, 1997, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, commencing January 1, 1998. The following tables and descriptions present, on a pro forma basis, the fiscal years ended September 30, 1996 and the calendar years ended December 31, 1996 and 1997. In addition, the fiscal years ended September 30, 1996 and 1997 are referred to as fiscal 1996 and 1997, respectively, and the calendar years ended December 31, 1996, 1997 and 1998 are referred to as calendar 1996, 1997 and 1998, respectively.

    In the past, the Company had achieved significant growth in net revenue and operating income, before purchase accounting adjustments. The Company's growth is contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market, the impact of economic conditions in Japan (including the dollar/yen currency exchange rate) on the demand for Splash's products, and customer purchasing patterns. Due to these and other factors (including an increasingly higher base from which to grow), the Company's historical growth rate has been difficult to sustain and will be difficult to exceed in the future. In addition, the Company's overall expense level has increased and is expected to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

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

RESULTS OF OPERATIONS

    The following table sets forth the consolidated statements of operations:

                                                    YEAR ENDED SEPTEMBER 30,                  YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------  ---------------------------------
                                                  1996                    1997                    1996             1997
                                         ----------------------  ----------------------  ----------------------  ---------
                                         (PRO FORMA, UNAUDITED)                                     (PRO FORMA,
                                                                                                    UNAUDITED)

                                                                      (AMOUNTS IN THOUSANDS)
Net revenue............................  $  47,721         100%  $  76,327         100%  $  55,887         100%  $  83,192
Cost of net revenue....................     27,808          58      37,229          49      30,472          55      40,195
                                         ---------         ---   ---------         ---   ---------         ---   ---------
  Gross profit.........................     19,913          42      39,098          51      25,415          45      42,997
                                         ---------         ---   ---------         ---   ---------         ---   ---------
Operating expenses:
  Research and development.............      4,125           9       6,062           8       4,009           7       7,560
  Sales and marketing..................      2,444           5       6,051           8       2,829           5       7,721
  General and administrative...........      1,563           3       2,690           4       2,067           4       2,583
  Technology write-off.................     22,803          48      11,039          14      22,803          41      37,939
                                         ---------         ---   ---------         ---   ---------         ---   ---------
    Total operating expenses...........     30,935          65      25,842          34      31,708          57      55,803
                                         ---------         ---   ---------         ---   ---------         ---   ---------
Income (loss) from operations..........    (11,022)        (23)     13,256          17      (6,293)        (12)    (12,806)
Other income...........................         --          --         600           1         600           1          --
Interest income (expense), net.........       (593)         (1)        655           1        (510)         (1)      1,162
                                         ---------         ---   ---------         ---   ---------         ---   ---------
  Income (loss) before taxes...........    (11,615)        (24)     14,511          19      (6,203)        (12)    (11,644)
Benefit from (provision for taxes).....      4,673          10      (9,420)        (12)      2,623           5      (9,580)
                                         ---------         ---   ---------         ---   ---------         ---   ---------
Net income (loss)......................  $  (6,942)        (14)% $   5,091          7%   $  (3,580)         (7)% $ (21,224)
                                         ---------         ---   ---------         ---   ---------         ---   ---------
                                         ---------         ---   ---------         ---   ---------         ---   ---------


                                                             1998
                                                    ----------------------

Net revenue............................        100% $  84,778         100%
Cost of net revenue....................         48     38,943          46
                                         ---------  ---------         ---
  Gross profit.........................         52     45,835          54
                                         ---------  ---------         ---
Operating expenses:
  Research and development.............          9     13,602          16
  Sales and marketing..................          9     10,952          13
  General and administrative...........          3      3,878           4
  Technology write-off.................         46         --          --
                                         ---------  ---------         ---
    Total operating expenses...........         67     28,432          33
                                         ---------  ---------         ---
Income (loss) from operations..........        (15)    17,403          21
Other income...........................         --         --          --
Interest income (expense), net.........          1      1,979           2
                                         ---------  ---------         ---
  Income (loss) before taxes...........        (14)    19,382          23
Benefit from (provision for taxes).....        (12)    (6,079)         (7)
                                         ---------  ---------         ---
Net income (loss)......................        (26)% $  13,303         16%
                                         ---------  ---------         ---
                                         ---------  ---------         ---

    NET REVENUE. The Company's net revenue increased 49% to $83.2 million in calendar 1997 from $55.9 million in calendar 1996, and 2% to $84.8 million in calendar 1998 from calendar 1997. The Company's net revenue increased 60% to $76.3 million in fiscal 1997 from $47.7 million in fiscal 1996. Overall, these increases were primarily attributable to higher unit sales of systems and color server kits due to increasing market acceptance of the Company's products and expanded product offerings. Primarily due to poor economic conditions in Asia in calendar 1998, the Company has experienced a significant decrease in sales to its customer in Japan, partially offset by a significant increase in sales in other regions. In addition, particularly in light of the current adverse economic circumstances in Japan, the Company believes that inventory levels are currently higher than normal at Fuji Xerox which has adversely affected and may, in the future, materially adversely affect the Company's business and operating results.

    The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. In addition, the Company sells a substantial portion of its products to two customers, Fuji Xerox and Xerox Corporation on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. There can be no assurance that either of the Company's two major customers, Fuji Xerox, particularly in light of the current adverse economic circumstances in Japan, or Xerox, will not change their mix of product or purchasing patterns in a manner which would adversely impact net revenue.

    All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a portion of Splash products purchased by Xerox are resold outside the United States. International sales accounted for 64%, 62% and 50% of net revenue in calendar 1996, 1997 and 1998, respectively. International sales accounted for 57% and 65% of net revenue in fiscal 1996 and 1997, respectively. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause and, in the case of Japan, have caused, the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, and ultimately to lost sales. Such pressure has and could in the future result in a reduction in net revenue and profitability.

    GROSS MARGIN. Gross margins were 45%, 52% and 54% in calendar 1996, 1997 and 1998, respectively, and were 42% and 51% in fiscal 1996 and 1997, respectively. The increases in gross margin were primarily due to economies of scale derived from higher sales volumes, and reductions in component costs achieved through new product designs and favorable component pricing, partially offset by a sales shift toward certain lower margin pre-configured server models. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 90% to $7.6 million in calendar 1997 from $4.0 million in calendar 1996, and increased 79% to $13.6 million in calendar 1998 from calendar 1997. As a percentage of net revenue, research and development expenses were 7%, 9% and 16% in calendar 1996, 1997 and 1998, respectively. Research and development expenses increased 49% to $6.1 million in fiscal 1997 from $4.1 million in fiscal 1996. As a percentage of net revenue, research and development expenses were 9% and 8% in fiscal 1996 and 1997, respectively. The increases in the absolute dollar amount of these expenses for both the calendar and fiscal periods in 1996, 1997 and 1998 were primarily attributable to increased staffing and associated support required to enhance the Company's product line and to introduce new product lines. In addition, the increase in research and development expenses reflects the addition of engineering resources through the acquisitions of Quintar Holdings Corporation ("Quintar") and ColorAge Corporation ("ColorAge") in May 1997 and October 1997, respectively. Except for charges related to the acquisitions, all research and development costs to date have been expensed as incurred. In view of the acquisitions and current projects under development and planned, research and development expenses are expected to increase in absolute dollars and as a percentage of net revenue in future periods.

    SALES AND MARKETING. Sales and marketing expenses increased 175% to $7.7 million in calendar 1997 from $2.8 million in calendar 1996, and increased 43% to $11.0 million in calendar 1998 from calendar 1997. Such expenses represented 5%, 9% and 13% of net revenue for such respective periods. Sales and marketing expenses increased 154% to $6.1 million in fiscal 1997 from $2.4 million in fiscal 1996. Such expenses represented 5% and 8% of net revenue in fiscal 1996 and 1997, respectively. The increases in the absolute dollar amount of these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end user community and the Company's increased participation in industry trade shows. Sales and marketing expenses are expected to increase in future periods as the Company increases its sales support and marketing staff and associated costs to expand its presence in sales channels other than Xerox and Fuji Xerox. There is no assurance that the Company will be able to maintain or increase its presence in its existing customers or to successfully penetrate any additional sales channels.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 24% to $2.6 million in calendar 1997 from $2.1 million in calendar 1996, and increased 50% to $3.9 million in calendar 1998 from calendar 1997. Such expenses represented 4%, 3% and 4% of net revenue for calendar 1996, 1997 and 1998, respectively. General and administrative expenses increased 69% to $2.7 million in fiscal 1997 from $1.6 million in fiscal 1996. Such expenses represented 3% and 4% of net revenue for fiscal 1996 and 1997, respectively. The increases in these expenditures were primarily due to increased salary and related costs due to increased headcount related to the Company's efforts to enhance its corporate infrastructure to support expansion of the Company's operations and, in addition, to cover costs related to being a public company. The Company believes that its general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, and expands its administrative staff.

    ACQUISITION-RELATED AND NON-OPERATING EXPENSES. In calendar and fiscal 1996, the Company recorded certain costs related to the Splash Acquisition, including a write-off of $19.4 million of in-process research and development and the amortization in full through May 1996 of $3.4 million of purchased technology. These in-process research and development projects were related to the development of the Company's PCI Series product line, which was introduced in May 1996. Through calendar and fiscal 1996, the Company had incurred interest costs pursuant to the subordinated notes and line of credit established in connection with the Splash Acquisition, offset in part by interest earned on short term investments.

    On May 30, 1997 and October 31, 1997, the Company acquired Quintar and ColorAge, respectively, and wrote-off approximately $11.0 million and $26.9 million, respectively, of in-process research and development in connection with such acquisitions. These in-process research and development activities, which were related to projects for the development of Quintar's embedded controllers and low-end color servers and ColorAge's next generation product line, had no alternative future uses and had not reached technological feasibility.

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

    PROVISION FOR INCOME TAXES. For fiscal 1996 and calendar 1996, the Company estimated a pro forma benefit for income taxes at 40%, and 42%, respectively, as if CSG had been operating as a separate company. In addition, as a result of the Splash acquisition (a taxable event), the Company recorded a deferred tax asset of approximately $9.1 million and realized a corresponding credit to the provision for income taxes, arising from the difference in treatment of acquired intangible assets for tax and financial reporting purposes. In connection with the ColorAge and Quintar acquisitions (non-taxable events for the Company), the Company recorded $0.3 million of deferred tax liabilities relating to the ColorAge acquisition and $3.3 million of deferred tax assets relating to Quintar's net operating loss carryforwards. These net operating loss carryforwards are subject to certain limitations. The Company has not reduced the deferred tax assets by a valuation allowance as it is more likely than not that all of the deferred tax assets will be realized through future taxable income.

    The Company's effective tax rate (excluding the purchase accounting adjustments relating to the acquisitions) was 40%, 37%, 42%, 39%, 36% and 31% for fiscal 1996, 1997 and calendar 1996, 1997 and 1998, respectively. The Company's effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation, tax exempt interest and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth the condensed cash flow statements for the periods indicated (IN THOUSANDS):

                                                YEAR ENDED SEPTEMBER
                                                        30,                YEAR ENDED DECEMBER 31,
                                               ----------------------  -------------------------------
                                                  1996        1997       1996       1997       1998
                                               -----------  ---------  ---------  ---------  ---------
                                               (PRO FORMA,                 (PRO FORMA,
                                               UNAUDITED)                   UNAUDITED)
Cash flows from operating activities:
Net income (loss)............................   $  (6,942)  $   5,091  $  (3,580) $ (21,224) $  13,303
  Adjustments to operating activities........     (10,275)        117    (11,002)       622      2,626
Purchased technology.........................      22,729      11,039     22,729     37,939         --
Changes in assets and liabilities............       1,161       3,800      5,431      5,110     (8,802)
                                               -----------  ---------  ---------  ---------  ---------
  Cash provided by operating activities......       6,673      20,047     13,578     22,447      7,127
                                               -----------  ---------  ---------  ---------  ---------

Cash flows from investing activities:
(Purchase) redemption of marketable
  securities.................................          --     (11,350)        --    (10,073)       259
Purchase of fixed assets.....................        (667)       (797)      (870)      (598)    (1,133)
Acquisition of businesses, net...............     (23,421)    (11,196)   (23,421)   (36,393)        --
                                               -----------  ---------  ---------  ---------  ---------
  Cash used in investing activities..........     (24,088)    (23,343)   (24,291)   (47,064)      (874)
                                               -----------  ---------  ---------  ---------  ---------

Cash flows from financing activities:
Proceeds from common stock sales.............         306      75,570     27,420     48,397        809
Proceeds from (redemption of) preferred
  stock......................................      14,700     (14,700)      (726)        --         --
Premium paid on preferred stock..............          --        (726)        --         --         --
Subordinated debt............................       8,600      (8,000)       600         --         --
Benefit from disqualifying disposition of
  common stock...............................          --         804         --        804        314
Net change in parent company investment......         (12)         --      2,472         --         --
                                               -----------  ---------  ---------  ---------  ---------
  Cash provided by financing activities......      23,594      52,948     29,766     49,201      1,123
                                               -----------  ---------  ---------  ---------  ---------
Net increase in cash.........................       6,179      49,652     19,053     24,584      7,376
Cash and cash equivalents beginning of
  period.....................................          --       6,179         --     19,053     43,637
                                               -----------  ---------  ---------  ---------  ---------
Cash and cash equivalents end of period......   $   6,179   $  55,831  $  19,053  $  43,637  $  51,013
                                               -----------  ---------  ---------  ---------  ---------
                                               -----------  ---------  ---------  ---------  ---------

    From fiscal 1995 until the Splash Acquisition in January 1996, the Company satisfied its liquidity requirements through cash flows generated from operations. The Company had limited cash balances following the Splash Acquisition and satisfied its cash needs through a $4.0 million revolving line of credit and cash flows from operations. Subsequently, the Company has obtained sufficient cash from its public offerings and operations to satisfy its liquidity requirements.

    As of December 31, 1996, 1997 and 1998, the Company had $19.1 million, $43.6 million and $51.0 million, respectively, of cash, cash equivalents and short term investments. As of September 30, 1996 and 1997, the Company had $6.2 million and $55.8 million, respectively, of cash, cash equivalents and short term investments. The Company had no outstanding borrowing at the end of any of the calendar or fiscal periods. The Company has a $10 million line of credit and borrowings under the line of credit bear interest at the prime rate less 0.50% or at libor plus 1.25% to 2% and are available under the line of credit based on a percentage of eligible accounts receivable. The line of credit expires on March 1, 2000.

    For calendar 1996, the Company generated $13.6 million in cash from operations primarily due to decreases in accounts receivable and other assets and increases in trade accounts payable and accrued and other liabilities partially offset by a net loss and increases in inventory. In calendar 1997, the Company generated $22.4 million in cash from operations primarily from decreases in inventory and increases in accrued and other liabilities offset by a net loss and increases in accounts receivable and decreases in deferred revenue. The Company's operating activity generated $7.1 million in calendar 1998 primarily from net income offset by increases in accounts receivable and a decrease in accrued and other liabilities.

    For fiscal 1996, the Company generated $6.7 million in cash from operations, primarily due to increases in accrued and other liabilities and deferred revenue and decreases in accounts receivable and trade accounts payables offset by a net loss. The Company's operating activities provided $20.0 million in cash in fiscal 1997, primarily from net income and increases in accounts payable and accrued and other liabilities, offset in part by an increase in inventories and a decrease in deferred revenue.

    Investing activities used $24.3 million, $47.1 million and $.9 million in calendar 1996, 1997 and 1998, respectively. In calendar 1996, these amounts resulted primarily from $23.4 million in cash used in connection with the Splash acquisition. In calendar 1997, $36.4 million in cash was used in the Quintar and ColorAge acquisitions and the purchase of marketable securities used $10.1 million in cash.

    Investing activities used $24.1 million and $23.3 million in fiscal 1996 and 1997, respectively. In fiscal 1996, these amounts resulted primarily from $23.4 million in cash used in connection with the Splash acquisition. In fiscal 1997, $11.2 million in cash was used in connection with the Quintar acquisition and the purchase of marketable securities used $11.4 million. For calendar 1996, financing activities generated $29.8 million primarily due to the Company's initial public offering from which the Company received approximately $27.4 million in net proceeds. In calendar 1997, the Company's financing activities generated $49.2 million primarily due to the proceeds of the Company's secondary public offering totaling $48.4 million and the employee stock purchase plan.

    Financing activities provided $23.6 million in cash in fiscal 1996, consisting primarily of financing related to the Splash acquisition. Financing activities in fiscal 1997 provided $52.9 million in cash, including the Company's two public offerings from which the Company received net proceeds of $75.6 million. From these net proceeds, the Company redeemed all of its Series A Preferred Stock for $15.4 million and repaid outstanding promissory notes payable to stockholders of $8.0 million. The remaining net proceeds from the Company's public offerings are being used for working capital, acquisitions and general corporate purposes. The Company has no material financing commitments other than its obligations under operating leases.

    The Company believes that cash flows from operations, existing cash balances and the Company's bank line of credit will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

YEAR 2000 ISSUES

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has tested its current products for Year 2000 compliance and believes that its current products are mostly Year 2000 compliant. However, the failure of the Company's current or prior products to operate properly with regard to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems, could cause a reduction in sales and could expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

    Although the Company tests its products and systems for Year 2000 compliance, the Company utilizes third party equipment and software that may not be Year 2000 compliant. The Company has made inquiries to the majority of its material equipment and software suppliers as to the Year 2000 compliance of their products. Most respondents have indicated that their equipment and/or software either is, or will be by December 31, 1999, Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company has, and will continue to make, certain investments in its equipment, software systems and applications to ensure that the Company is Year 2000 compliant and to evaluate the Year 2000 preparedness of the material third parties with whom it deals. To date, the Company has primarily used existing personnel to evaluate the Year 2000 exposure. The financial impact to the Company for Year 2000 compliance has not been and is not anticipated to be material to its financial position, results of operations or cash flows in any given year.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended ( the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Quantitative and qualitative disclosure about market risk is set forth at "Factors Affecting Future Results" under Item 1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL

    Not applicable.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on May 26, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on May 26, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on May 26, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on May 26, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                  PAGE
                                                                                                                 NUMBER
                                                                                                              -------------
(a)(1)     Consolidated Financial Statements:
           Report of Independent Accountants................................................................           33

           Consolidated Balance Sheets:.....................................................................           34
           December 31, 1997 and 1998

           Consolidated Statements of Operations:...........................................................           35
           Four months ended January 31, 1996, the eight months ended September 30, 1996, the year ended
            September 30, 1997, the three months ended December 31, 1997 and the year ended December 31,
            1998

           Consolidated Statements of Stockholder's Equity:.................................................           36
           Eight months ended September 30, 1996, the year ended September 30, 1997, the three months ended
            December 31, 1997 and the year ended December 31, 1998

           Predecessor Business Statements of Parent Company Investment:....................................           37
           Year ended September 30, 1995 and the four months ended January 31, 1996

           Consolidated Statements of Cash Flows:...........................................................           37
           Four months ended January 31, 1996, the eight months ended September 30, 1996, the year ended
            September 30, 1997, the three months ended December 31, 1997 and the year ended December 31,
            1998

           Notes to Consolidated Financial Statements.......................................................           39

(a)(2)     Financial Statement Schedules:
           Report of Independent Accountants
           Schedule II--Valuation and Qualifying Accounts

           Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3)     Exhibits: See Index to Exhibits Page.
           The Exhibits listed in the accompanying Index of Exhibits are filed as part of this Report.

           (a) Exhibits:
           27.0 Financial Data Schedule

           (b) Reports on Form 8-K
           None

           (c) Exhibits: See Index to Exhibits Page.
           The Exhibits listed in the accompanying Index of Exhibits are filed as part of this Report.

           (d) Consolidated Financial Statement Schedules: See (a)(1) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Splash Technology Holdings, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Splash Technology Holdings, Inc. and its subsidiaries at December 31, 1997 and 1998, and results of their operations and their cash flows for the eight months ended September 30, 1996, the year ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statements of the Predecessor Business present fairly, in all material respects, the results of its operations and its cash flows for the Predecessor Business for the four months ended January 30, 1996, in conformity with generally accepted account principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 27, 1999

                        SPLASH TECHNOLOGY HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................................................  $  43,637  $  51,013
  Marketable securities.....................................................................     10,073      9,814
  Accounts receivable, net of allowance for doubtful accounts of $369 in 1997 and $303 in
    1998....................................................................................      4,399      9,316
  Inventories...............................................................................      3,541      2,830
  Prepaid expenses and other current assets.................................................        527        997
  Deferred income taxes.....................................................................      4,094      3,880
                                                                                              ---------  ---------
        Total current assets................................................................     66,271     77,850
  Property and equipment, net...............................................................      1,385      2,256
  Deferred income taxes.....................................................................     11,198     10,514
  Other assets..............................................................................      3,639      3,112
                                                                                              ---------  ---------
        Total assets........................................................................  $  82,493  $  93,732
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                                   LIABILITIES

Current Liabilities:
  Trade accounts payable....................................................................  $   2,283  $   2,056
  Accrued and other liabilities.............................................................     18,711     16,286
  Deferred revenue..........................................................................      1,700      1,355
                                                                                              ---------  ---------
        Total current liabilities...........................................................     22,694     19,697
  Other long term liabilities...............................................................        932        742
                                                                                              ---------  ---------
        Total liabilities...................................................................     23,626     20,439
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Commitments and contingencies (Note 6)

                                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share:.................................................         --         --
  Authorized: 5,000,000 shares
  Issued and outstanding: none
Common stock, par value $.001 per share:....................................................         14         14
  Authorized: 50,000,000 shares
  Issued and outstanding: 13,855,089 shares in 1997 and 13,962,863 shares in 1998
Additional paid-in capital..................................................................     85,458     86,581
Accumulated deficit.........................................................................    (26,605)   (13,302)
                                                                                              ---------  ---------
        Total stockholders' equity..........................................................     58,867     73,293
                                                                                              ---------  ---------
        Total liabilities and stockholders' equity..........................................  $  82,493  $  93,732
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         PREDECESSOR
                                           BUSINESS                SPLASH TECHNOLOGY HOLDINGS, INC.
                                         ------------  ---------------------------------------------------------
                                         FOUR MONTHS   EIGHT MONTHS                  THREE MONTHS
                                            ENDED          ENDED       YEAR ENDED        ENDED       YEAR ENDED
                                         JANUARY 31,   SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                             1996          1996           1997           1997           1998
                                         ------------  -------------  -------------  -------------  ------------
Net revenue............................   $   13,008    $    34,713     $  76,327     $    22,237    $   84,778
Cost of net revenue....................        8,427         19,381        37,229          10,477        38,943
                                         ------------  -------------  -------------  -------------  ------------
        Gross profit...................        4,581         15,332        39,098          11,760        45,835
                                         ------------  -------------  -------------  -------------  ------------
Operating expenses:
  Research and development.............        1,498          2,627         6,062           2,638        13,602
  Sales and marketing..................          688          1,756         6,051           2,623        10,952
  General and administrative...........          287          1,276         2,690             633         3,878
  Amortization and write-off of
    technology.........................           --         22,803        11,039          26,900            --
                                         ------------  -------------  -------------  -------------  ------------
        Total operating expenses.......        2,473         28,462        25,842          32,794        28,432
                                         ------------  -------------  -------------  -------------  ------------
        Income (loss) from
          operations...................        2,108        (13,130)       13,256         (21,034)       17,403
Other income...........................           --             --           600              --            --
Interest income (expense), net.........          (18)          (575)          655             590         1,979
                                         ------------  -------------  -------------  -------------  ------------
        Income (loss) before income
          taxes........................        2,090        (13,705)       14,511         (20,444)       19,382
Provision for (benefit from) income
  taxes................................          836         (5,509)        9,420           2,330         6,079
                                         ------------  -------------  -------------  -------------  ------------
        Net income (loss)..............   $    1,254    $    (8,196)    $   5,091     $   (22,774)   $   13,303
                                         ------------  -------------  -------------  -------------  ------------
                                         ------------  -------------  -------------  -------------  ------------
Basic net income (loss) per share......                 $     (1.27)    $    0.42     $     (1.65)   $     0.96
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------
Diluted net income (loss) per share....                 $     (1.27)    $    0.41     $     (1.65)   $     0.94
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------
Shares used in per share
  calculation--basic...................                       7,009        12,002          13,821        13,903
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------
Shares used in per share
  calculation--diluted.................                       7,009        12,423          13,821        14,170
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                  ----------------------  ------------------------    PAID-IN    ACCUMULATED
                                   SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL      DEFICIT       TOTAL
                                  ---------  -----------  -----------  -----------  -----------  ------------  ----------
Balances, February 1, 1996
  Issuance of preferred stock:
    Series A....................     15,426   $       1                              $  14,699                 $   14,700
    Series B....................      4,282           1                                  4,099                      4,100
  Issuance of common stock......                            7,008,746   $       8          198                        206
  Issuance (repurchase) of
    common stock under stock
    plans.......................                              594,377                      100                        100
  Accretion for dividends on
    Series A & B preferred
    stock.......................                                                           730    $     (730)
  Net loss......................         --          --            --          --           --        (8,196)      (8,196)
                                  ---------         ---   -----------         ---   -----------  ------------  ----------
Balances, September 30, 1996....     19,708           2     7,603,123           8       19,826        (8,926)      10,910
  Redemption of preferred stock:
    Series A....................    (15,426)         (1)                               (14,699)         (726)     (15,426)
    Series B....................     (4,282)         (1)    1,741,127           2                                       1
  Reversal of accretion for
    dividends on preferred
    stock.......................                                                          (730)          730
  Issuance of common stock......                            4,284,750           3       75,095                     75,098
  Issuance (repurchase) of
    common stock under stock
    plans and warrants..........                              106,730           1          471                        472
  Disqualifying dispositions of
    common stock................                                                           804                        804
  Acquisition related
    compensation................                                                         1,588                      1,588
  Net income....................         --          --            --          --           --         5,091        5,091
                                  ---------         ---   -----------         ---   -----------  ------------  ----------
Balances, September 30, 1997....                           13,735,730          14       82,355        (3,831)      78,538
  Issuance of common stock for
    acquisitions................                              113,596                    2,910                      2,910
  Issuance (repurchase) of
    common stock under stock
    plans.......................                                5,763                      193                        193
  Net loss......................         --          --            --          --           --       (22,774)     (22,774)
                                  ---------         ---   -----------         ---   -----------  ------------  ----------
Balances, December 31, 1997.....                           13,855,089          14       85,458       (26,605)      58,867
  Issuance (repurchase) of
    common stock under stock
    plans.......................                              107,774                      809                        809
  Disqualifying dispositions of
    common stock................                                                           314                        314
  Net income....................         --          --            --          --           --        13,303       13,303
                                  ---------         ---   -----------         ---   -----------  ------------  ----------
Balances, December 31, 1998.....         --          --    13,962,863   $      14    $  86,581    $  (13,302)  $   73,293
                                  ---------         ---   -----------         ---   -----------  ------------  ----------
                                  ---------         ---   -----------         ---   -----------  ------------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         PREDECESSOR BUSINESS STATEMENT
                          OF PARENT COMPANY INVESTMENT
                                 (IN THOUSANDS)

Balance, September 30, 1995.........................................................  $   2,703
  Net change in parent company investment...........................................        (12)
  Net income........................................................................      1,254
                                                                                      ---------
Balance, January 31, 1996...........................................................  $   3,945
                                                                                      ---------
                                                                                      ---------

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                          PREDECESSOR
                                           BUSINESS                  SPLASH TECHNOLOGY HOLDINGS, INC.
                                         -------------  ----------------------------------------------------------
                                          FOUR MONTHS   EIGHT MONTHS                  THREE MONTHS
                                             ENDED          ENDED       YEAR ENDED        ENDED       YEAR ENDED
                                          JANUARY 31,   SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                             1996           1996           1997           1997           1998
                                         -------------  -------------  -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)....................    $   1,254      $  (8,196)     $   5,091      $ (22,774)     $  13,303
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization......          102            195            528            204          1,728
    Provision for doubtful accounts....           17            198           (274)            --             --
    Gain on repayment of subordinated
      debt.............................           --             --           (600)            --             --
    Purchased and in-process
      technology.......................           --         22,729         11,039         26,900             --
    Deferred income taxes..............          622        (11,409)           463            134            898
  Changes in assets and liabilities:
    Accounts receivable................       (4,597)         3,330           (361)         3,754         (4,917)
    Inventories........................        2,231         (1,917)        (1,065)         1,826            711
    Prepaid expenses and other current
      assets...........................           --           (119)          (215)           (83)          (470)
    Other assets.......................           --           (464)           172           (134)          (938)
    Trade accounts payable.............       (2,391)         1,093          6,136         (4,081)          (227)
    Accrued and other liabilities......        2,861           (851)         2,065          5,889         (2,615)
    Deferred revenue...................          905          1,080         (2,932)           217           (346)
                                         -------------  -------------  -------------  -------------  -------------
      Net cash provided by operating
        activities.....................        1,004          5,669         20,047         11,852          7,127
                                         -------------  -------------  -------------  -------------  -------------

Cash flows from investing activities:
    (Purchase) redemption of marketable
      securities.......................           --             --        (11,350)         1,277            259
  Purchase of property and equipment...          (63)          (604)          (797)           (67)        (1,133)
  Acquisition of businesses (net of
    cash acquired).....................           --        (23,421)       (11,196)       (25,197)            --
                                         -------------  -------------  -------------  -------------  -------------
    Net cash used in investing
      activities.......................          (63)       (24,025)       (23,343)       (23,987)          (874)
                                         -------------  -------------  -------------  -------------  -------------

                                          PREDECESSOR
                                           BUSINESS                  SPLASH TECHNOLOGY HOLDINGS, INC.
                                         -------------  ----------------------------------------------------------
                                          FOUR MONTHS   EIGHT MONTHS                  THREE MONTHS
                                             ENDED          ENDED       YEAR ENDED        ENDED       YEAR ENDED
                                          JANUARY 31,   SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                             1996           1996           1997           1997           1998
                                         -------------  -------------  -------------  -------------  -------------
Cash flows from financing activities:
    Proceeds from public offerings.....           --             --         75,098           (157)            --
    Proceeds (redemption) from Series A
      preferred stock..................           --         14,700        (14,700)            --             --
    Premium paid on Series A preferred
      stock............................           --             --           (726)            --             --
    Proceeds from (repayment of)
      subordinated debt................           --          8,600         (8,000)          (252)            --
    Issuance and repurchase of common
      stock under stock plans..........           --            306            472            350            809
    Benefit from disqualifying
      dispositions of common stock.....           --             --            804             --            314
    Net change in Parent Company
      Investment.......................          (12)            --             --             --             --
                                         -------------  -------------  -------------  -------------  -------------
      Net cash provided by (used in)
        financing activities...........          (12)        23,606         52,948            (59)         1,123
                                         -------------  -------------  -------------  -------------  -------------

Net increase (decrease) in cash........          929          5,250         49,652        (12,194)         7,376

Cash and cash equivalents, beginning of
  period...............................           --            929          6,179         55,831         43,637
                                         -------------  -------------  -------------  -------------  -------------

Cash and cash equivalents, end of
  period...............................    $     929      $   6,179      $  55,831      $  43,637      $  51,013
                                         -------------  -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------  -------------

Supplemental disclosure of cash flow
  information:
    Taxes paid.........................    $      --      $   4,175      $   8,019      $      --      $   2,954
    Interest paid......................    $      --      $     704      $      42      $      --      $      --

Non-cash financing activities:
    Accretion of preferred stock.......    $      --      $     730      $    (730)     $      --      $      --
    Issuance (redemption) of Series B
      preferred stock..................    $      --      $   4,100      $  (4,100)     $      --      $      --
    Issuance of stock options in
      connection with acquisition......    $      --      $      --      $   1,588      $      --      $      --

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  REORGANIZATION AND BASIS OF PRESENTATION

    Splash Technology Holdings, Inc. (the "Company") through its wholly-owned subsidiaries develops, produces and markets color servers, which consist of computer hardware and software systems that provide an integrated link between desktop computers and digital color copiers and large format printers and enable such copiers to provide high speed and quality networked color printing and scanning. The Company sells its color servers primarily through two original equipment manufacturers ("OEMs") who integrate the Company's color servers into connected digital color photocopier systems and sell these systems to end users in North and South America, Europe, Asia, Australia, Japan, New Zealand, Africa and the Middle East. The Company operates in one business segment.

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

    The acquisition of Splash Technology, Inc. (the "Splash Acquisition") was regarded as a purchase of net assets accounted for under the purchase method of accounting as of January 31, 1996. The total purchase price of $27,843,000 (including the costs of the acquisition of $321,000), consisting of cash and the fair value of Series B preferred stock of $4,100,000, has been allocated to the net assets acquired based on their estimated fair values as of January 31, 1996. The two principal components of the initial excess purchase price allocation included in-process research and development projects ($19,398,000) and existing purchased technology ($3,405,000). The Company allocated a portion of the purchase price to various in-process research and development projects that had an identifiable economic value and expensed this value as of the date of the acquisition. The purchased technology is related to the Company's Power Series product for which the Company was developing a replacement product at the time of the Splash Acquisition due to the discontinuance of the Apple NuBus architecture on which the Power Series product relied. The Company transitioned to the new product in May 1996, and accordingly, the fair value of the purchased technology was fully amortized over the four months to May 31, 1996.

    The fair value of the assets acquired (net of cash acquired of $929,000) and liabilities assumed were as follows:

In-process and purchased technology................................  $  22,729
Receivables........................................................      9,296
Inventories........................................................      1,734
Long term assets...................................................      1,551
Payables and other accrued liabilities.............................     (6,196)
Deferred revenue...................................................     (2,200)
                                                                     ---------
                                                                     $  26,914
                                                                     ---------
                                                                     ---------

                        SPLASH TECHNOLOGY HOLDINGS, INC.

1.  REORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    The Predecessor Business' financial statements presented herein include the results of operations and cash flows for the four months ended January 31, 1996, as if the Color Server Group existed as a corporation separate from Radius during such period and on a historical basis. Effective January 1, 1998, the Company changed its fiscal year end from September 30 to December 31. The Company's financial statements presented herein include the results of operations and cash flows for the eight months ended September 30, 1996, the year ended September 30, 1997, the three month period ended December 31, 1997, and the year ended December 31, 1998, and the balance sheets as of December 31, 1997 and 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

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

    In May 1996, the Company made the transition from its Power Series products to its new PCI Series products. In calendar year 1996, one of the Company's OEM customers accumulated a substantial quantity of the Power Series product. During the year ended September 30, 1996, due to the transition of products and the accumulation of Power Series product, the Company had recognized revenue from the sales of the Power Series product upon notification from the OEM that the product had been sold to their end user.

    For the year ended September 30, 1997, the Company continued to evaluate the carrying value of the Power Series product inventory and the related deferred revenue on a quarterly basis and determined that the amount of future returns of the Power Series product could be reasonably estimated based on historical experience. Accordingly, the net revenue relating to the Power Series products was fully recognized and, in accordance with the Company's policy, an allowance for expected returns of the Power Series products was recorded in the year ended September 30, 1997.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    WARRANTIES

    The Company's products are generally warranted for three to 15 months. Estimated future costs of repair, replacement, or customer accommodations are reflected in the accompanying consolidated financial statements.

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

    Income taxes have been provided in the Predecessor Business statements of operations as if the Predecessor Business was a separate taxable entity. Since the division was not a separate taxable entity but was included in the consolidated income tax returns of the Radius and SuperMac companies, the current benefit from or provision for U.S. federal and state income taxes was ultimately assumed to be receivable from or payable to Radius or SuperMac in the period presented. In accordance with the merger agreement with Radius, the Company is not required to repay Radius for the utilization of their tax losses against the Company's taxable income as a Predecessor Business. Such benefits are reflected as capital contributions.

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

    The Company classifies all of its marketable securities as "available-for-sale" in accordance with the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company states its investments at estimated fair value, with material unrealized gains and losses reported in stockholders' equity. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year. At December 31, 1998, the Company had approximately $1.6 million of "available-for-sale" securities which had maturities greater than one year.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FINANCIAL INSTRUMENTS

    The Company's financial instruments, including cash and cash equivalents, marketable securities, are stated at fair value.

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

    CONCENTRATION OF CREDIT RISKS

    Cash, cash equivalents and marketable securities are deposited with major banks and financial institutions primarily in the United States. Deposits in these financial institutions may exceed the amount of insurance provided on such deposits. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in the consolidated balance sheet. The Company has not experienced any losses on its deposits of cash, cash equivalents and marketable securities.

    The Company sells its products primarily to two OEM customers, Xerox and Fuji Xerox, who distribute the Company's products with their own color photocopier systems on a worldwide basis. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral for its receivables and maintains an allowance for potential credit losses. At December 31, 1997 and 1998, accounts receivable was comprised primarily of the two customers, Xerox and Fuji Xerox, which represented 65% and 28%, and 71% and 25% of accounts receivable, respectively.

    Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers.

    RECENT PRONOUNCEMENTS

    In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is evaluating the requirements of SOP 98-1 and the effects, if any, on the Company's current policies on accounting for software costs.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

3.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

    In accordance with the disclosure requirements of Statement of Financial Accounting Standards 128 "Earnings Per Share," a reconciliation of the numerator and the denominator of basic and diluted earnings per share ("EPS") is provided as follows (in thousands, except per share amounts):

                                                       EIGHT MONTHS                  THREE MONTHS
                                                           ENDED       YEAR ENDED        ENDED       YEAR ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                                           1996           1997           1997           1998
                                                       -------------  -------------  -------------  ------------
Numerator--Basic and Diluted EPS
  Net income (loss)..................................    $  (8,196)     $   5,091     $   (22,774)   $   13,303
  Cumulative dividends on preferred stock............         (730)            --              --            --
                                                       -------------  -------------  -------------  ------------
  Net income (loss) available to common
    stockholders.....................................    $  (8,926)     $   5,091     $   (22,774)   $   13,303
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------
Denominator--Basic EPS shares
  Weighted average shares outstanding................        7,009         12,002          13,821        13,903
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------
  Basic net (loss) income per share..................    $   (1.27)     $    0.42     $     (1.65)   $     0.96
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------
Denominator--Diluted EPS shares
  Denominator--Basic EPS shares......................        7,009         12,002          13,821        13,903
  Dilutive effect of common stock options and
    conversion of preferred stock....................           --            421              --           267
                                                       -------------  -------------  -------------  ------------
  Diluted EPS shares.................................        7,009         12,423          13,821        14,170
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------
  Diluted net income (loss) per share................    $   (1.27)     $    0.41     $     (1.65)   $     0.94
                                                       -------------  -------------  -------------  ------------
                                                       -------------  -------------  -------------  ------------

    Options to purchase approximately 0.1 million and 1.2 million shares of common stock were outstanding at September 30, 1997 and December 31, 1998, respectively, but were not included in the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Options to purchase approximately 0.3 million and 1.7 million shares of common stock were outstanding at September 30, 1996 and December 31, 1997, respectively, but were not included in the calculation of diluted earnings per share because they have been anti-dilutive.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

4.  BALANCE SHEET DETAIL (IN THOUSANDS):

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1998
                                                                   ------------  ------------
INVENTORIES
  Raw materials..................................................   $    2,403    $    1,447
  Finished goods.................................................        1,138         1,383
                                                                   ------------  ------------
                                                                    $    3,541    $    2,830
                                                                   ------------  ------------
                                                                   ------------  ------------
PROPERTY AND EQUIPMENT:
  Furniture and fixtures.........................................   $      642    $      918
  Computer equipment.............................................        1,708         3,547
  Leasehold improvements.........................................          150           312
  Marketing equipment............................................          163           173
                                                                   ------------  ------------
                                                                         2,663         4,950
  Less accumulated depreciation and amortization.................       (1,278)       (2,694)
                                                                   ------------  ------------
                                                                    $    1,385    $    2,256
                                                                   ------------  ------------
                                                                   ------------  ------------
ACCRUED AND OTHER LIABILITIES:
  Royalties payable..............................................   $    5,391    $    1,335
  Accrued product-related obligations............................        4,063         5,234
  Accrued compensation and related expenses......................          682         1,487
  Income taxes payable...........................................        4,193         4,583
  Other liabilities..............................................        4,382         3,647
                                                                   ------------  ------------
                                                                    $   18,711    $   16,286
                                                                   ------------  ------------
                                                                   ------------  ------------

5.  REVOLVING CREDIT FACILITY

    The Company has an agreement with a bank to borrow up to a maximum of $10,000,000 under a revolving line of credit subject to a borrowing base of 80% and 75% of eligible domestic and foreign accounts receivable, respectively. The line bears interest at prime rate less 0.50%, or libor plus 1.25% to 2.0%, is collateralized by accounts receivable, owned property and equipment and inventory of the Company, and matures on March 1, 2000. The agreement contains dividend restrictions and certain financial covenants concerning required liquidity, net worth and indebtedness ratios as well as required profitability. The Company has no borrowings outstanding under the line of credit as of December 31, 1998.

6.  COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases certain office facilities under noncancelable operating leases which expire through March 2003. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the term of certain lease agreements, the leases may be extended, at the Company's option, and certain leases provide for adjustments of the minimum monthly rent.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum annual lease payments under the lease are as follows (in thousands):

YEAR ENDING
-------------------------------------------------------------------------------------
December 31, 1999....................................................................  $     846
December 31, 2000....................................................................        730
December 31, 2001....................................................................        490
December 31, 2002....................................................................        313
December 31, 2003....................................................................         64
                                                                                       ---------
                                                                                       $   2,443
                                                                                       ---------
                                                                                       ---------

    Rent expense for the eight months ended September 30, 1996, the year ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998 was $226,000, $439,000, $146,000 and $1,057,000, respectively.

    CONTINGENCIES

    In January 1999, two class action complaints were filed against the Company, certain of its officers and directors, and its investment bankers in the United States District Court for the Northern District of California, alleging violations of the federal securities laws. The class period runs from January 7, 1997 to October 13, 1998 and the complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. There has been no discovery and no actions have been taken.

    The Company believes that the above complaints are without merit and intends to defend them vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these complaints will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

    The Company and its subsidiaries are also parties to various other legal actions and administrative proceedings. The Company believes that the disposition of these matters will not have a material effect on the financial position of the Company.

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

                        SPLASH TECHNOLOGY HOLDINGS, INC.

7.  PREFERRED STOCK (CONTINUED)
    On January 27, 1999, the Splash Board of Directors adopted a shareholders' rights plan pursuant to which each share of common stock received one Preferred Share Purchase Right ("Right"). Each right will entitle stockholders to buy one-one thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $55.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of the common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common sock. The Rights will expire on February 16, 2009.

8.  COMMON STOCK

    On July 31, 1996, the Board of Directors adopted a payroll deduction Employee Stock Purchase Plan (the "Purchase Plan"), effective upon the closing of the Company's initial public offering, and reserved an aggregate of 175,000 shares of common stock for issuance thereunder. As of December 31, 1998, the Company had issued 112,871 shares under the Purchase Plan.

    STOCK OPTIONS AND REPURCHASE AGREEMENTS

    The Company reserved 3,900,000 shares of common stock for issuance under its stock option plan, as amended. Under this plan, the Board of Directors may grant incentive or nonstatutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock at grant date. Options under the plan are immediately exercisable. The terms of each option are no more than 10 years from the date of grant. Stock issued through option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decrease by 25% of the options shares one year after the grant date, and, thereafter, ratably over 36 months. At December 31, 1998, approximately 1.7 million shares of common stock relating to exercised and unexercised option shares under the stock option plan were subject to the Company's right of repurchase.

    In October 1998, the Board of Directors of the Company approved a plan by which employees could elect to have their existing options to purchase shares cancelled and have an amount equal to eighty percent of the cancelled options regranted. Approximately 1.6 million options were cancelled at prices ranging from $9.90 to $41.88. Approximately 1.3 million options were regranted at $8.31.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

8.  COMMON STOCK (CONTINUED)
    Activity for the Company's stock option plan is summarized as follows:

                                                                     PRICE RANGE                    WEIGHTED AVERAGE
                                          AVAILABLE   OUTSTANDING     PER SHARE        AMOUNT        EXERCISE PRICE
                                          ----------  -----------   -------------  --------------   ----------------
                                                                                   (IN THOUSANDS)
  Options authorized on plan
    inception...........................   3,150,000
  Options granted.......................    (894,880)     894,880   $ 0.14-$11.00     $    776           $ 0.87
  Options canceled......................      27,128      (27,128)           0.14           (4)            0.14
  Options repurchased...................       5,250                                        --
  Options exercised.....................          --     (599,627)      0.14-0.29         (101)            0.17
                                          ----------  -----------   -------------  --------------
Balances, September 30, 1996............   2,287,498      268,125      0.14-11.00          671             2.50
  Options granted.......................    (600,643)     600,643      0.80-41.88       13,366            22.25
  Options canceled......................      14,870      (14,870)     1.60-26.50         (315)           21.18
  Options repurchased                          5,471                                        --
  Options exercised.....................          --      (48,668)      0.14-4.00          (27)            0.55
                                          ----------  -----------   -------------  --------------
Balances, September 30, 1997............   1,707,196      805,230      0.14-41.88       13,695            17.01
  Options granted.......................    (961,500)     961,500     21.75-44.75       22,663            23.57
  Options canceled......................      41,440      (41,440)     4.00-33.63         (906)           21.87
  Options repurchased...................      22,071           --                           --
  Options exercised.....................          --      (14,540)     0.14-11.00         (123)            8.43
                                          ----------  -----------   -------------  --------------
Balances, December 31, 1997.............     809,207    1,710,750      0.14-44.75       35,329            20.65
  Options authorized....................     750,000           --
  Options granted.......................  (2,314,534)   2,314,534      7.50-25.00       24,490            10.58
  Options canceled......................   1,989,457   (1,989,457)     0.86-44.75      (44,662)           22.65
  Options exercised.....................          --      (50,743)     0.14-21.00         (221)            3.92
                                          ----------  -----------   -------------  --------------
Balances, December 31, 1998.............   1,234,130    1,985,084     $0.14-26.50     $ 14,936             7.73
                                          ----------  -----------   -------------  --------------
                                          ----------  -----------   -------------  --------------

    The Company follows the requirements of APB Opinion No. 25, with disclosure of pro forma information concerning its stock option plan and employee stock purchase plan in accordance with SFAS 123.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

8.  COMMON STOCK (CONTINUED)
    The following table summarizes information with respect to stock options outstanding at December 31, 1998.

                        OPTIONS OUTSTANDING
--------------------------------------------------------------------
                               WEIGHTED AVERAGE
   RANGE OF      NUMBER AT         REMAINING
   EXERCISE     DECEMBER 31,   CONTRACTUAL LIFE    WEIGHTED AVERAGE
    PRICES          1998            (YEARS)         EXERCISE PRICE
--------------  ------------  -------------------  -----------------
$0.14               100,926             7.14           $    0.14
$0.80-$ 7.50         42,589             7.78                2.85
$7.59-$ 7.63        498,000             9.95                7.59
$8.25-$ 8.31      1,267,389             8.84                8.31
$8.44-$26.50         76,180             8.45               11.71
                ------------
                  1,985,084             9.00                7.73
                ------------
                ------------

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the periods presented.

                                   EIGHT MONTHS                  THREE MONTHS
                                       ENDED       YEAR ENDED        ENDED       YEAR ENDED
                                   SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                       1996           1997           1997           1998
                                   -------------  -------------  -------------  ------------
Risk-free interest rates.........      6.44%          6.32%          5.71%         4.54%
Expected life....................    4.92 years     4.92 years     3.50 years    3.50 years
Volatility.......................      0.0%           60.0%          86.0%         119.0%
Dividend yield...................      0.0%           0.0%           0.0%           0.0%

    The following pro forma net loss information has been prepared following the provisions of SFAS No. 123:

                                   EIGHT MONTHS                  THREE MONTHS
                                       ENDED       YEAR ENDED        ENDED       YEAR ENDED
                                   SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                       1996           1997           1997           1998
                                   -------------  -------------  -------------  -------------
                                             (IN THOUSANDS EXCEPT PER SHARE DATA):
Net loss--pro forma..............    $  (8,362)     $  (3,736)    $   (36,560)    $    (847)
Basic and diluted net loss per
  share..........................    $   (1.30)     $   (0.31)    $     (2.65)    $   (0.06)

    The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

9.  BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS

    The Company operates in a single industry segment encompassing the development, manufacture, sales and support of high performance color servers. Management uses one measure of profitability for its business.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

9.  BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS (CONTINUED)
    The Company sells its product primarily to OEM customers in the United States, Europe, Africa, South America, Japan and Asia Pacific. Net revenue from export sales accounted for 61%, 55%, 65%, 57% and 50% of net revenue for the four months ended January 31, 1996, the eight months ended September 30, 1996, the year ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998, respectively.

    In the four months ended January 31,1996, the eight months ended September 30, 1996, the year ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998, two customers accounted for 61% and 39%; 55% and 45%; 56% and 44%, 32% and 65%; and 19% and 76% of net revenue, respectively. In addition, although all sales made to the Company's U.S. based customer are considered U.S. sales, the Company believes that a portion of the Company's products purchased by the customer are resold outside the U.S.

10. INCOME TAXES

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                                SPLASH TECHNOLOGY HOLDINGS INC.
                                   ----------------------------------------------------------
                                   EIGHT MONTHS                  THREE MONTHS
                                       ENDED       YEAR ENDED        ENDED       YEAR ENDED
                                   SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                       1996           1997           1997           1998
                                   -------------  -------------  -------------  -------------
Current:
  Federal........................   $     4,690     $   7,635      $   1,822      $   4,510
  State..........................         1,210         1,322            374            671
                                   -------------       ------         ------         ------
                                          5,900         8,957          2,196          5,181
                                   -------------       ------         ------         ------
Deferred:
  Federal........................        (9,794)          401            143            901
  State..........................        (1,615)           62             (9)            (3)
                                   -------------       ------         ------         ------
                                        (11,409)          463            134            898
                                   -------------       ------         ------         ------
  Total..........................   $    (5,509)    $   9,420      $   2,330      $   6,079
                                   -------------       ------         ------         ------
                                   -------------       ------         ------         ------

                        SPLASH TECHNOLOGY HOLDINGS, INC.

10. INCOME TAXES (CONTINUED)
    The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                          PREDECESSOR                       SPLASH TECHNOLOGY HOLDINGS, INC.
                                           BUSINESS       --------------------------------------------------------------------
                                       -----------------   EIGHT MONTHS       YEAR ENDED       THREE MONTHS      YEAR ENDED
                                       FOUR MONTHS ENDED  ENDED SEPTEMBER    SEPTEMBER 30,    ENDED DECEMBER    DECEMBER 31,
                                       JANUARY 31, 1996      30, 1996            1997            31, 1997           1998
                                       -----------------  ---------------  -----------------  ---------------  ---------------
Tax provision at federal statutory
  rate...............................           34.0%            (35.0)%            35.0%            (35.0)%           35.0%
State taxes, net of federal tax
  benefit............................            6.1              (6.0)              6.2              (4.3)             4.9
Write-off of in-process and purchased
  technology.........................             --                --              29.7              51.7               --
Foreign sales corporation benefit....             --              (2.7)             (7.1)             (1.6)            (2.8)
Tax exempt interest..................             --                --              (1.5)               --             (3.4)
Other................................           (0.1)              3.5               2.6               0.6             (2.3)
                                                 ---             -----               ---             -----              ---
  Total..............................           40.0%            (40.2)%            64.9%             11.4%            31.4%
                                                 ---             -----               ---             -----              ---
                                                 ---             -----               ---             -----              ---

    The components of the deferred tax asset are as follows (IN THOUSANDS):

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1998
                                                                   ------------  ------------
Deferred tax assets:
In-process and purchased technology..............................   $    8,287    $    7,675
Receivable allowances and product related liabilities............          695         2,136
Inventory valuation allowance....................................        1,149           769
State taxes......................................................          447            --
Deferred revenue.................................................          164           304
Net operating losses.............................................        2,797         2,891
All other........................................................        1,753           619
                                                                   ------------  ------------
  Total deferred tax assets......................................       15,292        14,394
Long term portion of deferred tax asset..........................      (11,198)      (10,514)
                                                                   ------------  ------------
Current portion of deferred tax asset............................   $    4,094    $    3,880
                                                                   ------------  ------------
                                                                   ------------  ------------

    At December 31, 1998, the Company assessed the recoverability of the deferred tax asset and, based on its expectations about taxable income for future periods, determined that it was more likely than not that the deferred tax asset would be recovered.

    The Company's income tax currently payable for both federal and state purposes have been reduced by the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of non-qualified stock options. The benefit, which totaled $804,000 and $314,000 for the years ended September 30, 1997 and December 31, 1998, was credited directly to additional paid-in-capital. There was no benefit for the year ended September 30, 1996 and the three months ended December 31, 1997.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

10. INCOME TAXES (CONTINUED)
    At December 31, 1998, the Company had approximately $8.1 million of federal net operating loss carryforwards and $369,000 of research and development tax credits available to offset future federal income taxes. The federal carryforwards expire in 2005 through 2012 if not utilized. For state income tax purposes, the Company had approximately $1.8 million of net operating loss carryforwards and research and development tax credits of approximately $.3 million. The state carryforwards expire in 1999 through 2002 if not utilized. The Company's net operating loss and tax credit carryforwards primarily relate to Quintar for which utilization is subject to an annual limitation of $700,000.

11. EMPLOYEE BENEFIT PLAN

    The Company adopted the Splash Technology, Inc. 401(k) Profit Sharing Plan (the "Plan") effective April 1996, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of compensation, subject to certain limitations. The Company, at its discretion, may make additional contributions. All employer contributions are 100% vested after four years of employment. During the year ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998, the Company recorded approximately $180,000, $78,000 and $261,000, respectively, of contributions to the Plan.

12. ACQUISITIONS

    On May 28, 1997, the Company acquired the shares of Quintar Holdings Corporation ("Quintar") for an aggregate purchase price of $13,532,000. The purchase price was comprised of a cash payment of $11,519,000, issuance of Company stock options valued at $1,588,000 in exchange for Quintar stock options and net acquisition costs of $425,000.

    On October 30, 1997, the Company acquired the shares of ColorAge Corporation ("ColorAge") for an aggregate purchase price of $29.4 million. The purchase price was comprised of a cash payment of approximately $25.5 million, issuance of common stock with a fair value of approximately $2.9 million in exchange for all outstanding ColorAge stock, and net acquisition costs of $1.0 million. The shares of the Company's common stock, which have been placed in escrow, have been included in the purchase consideration at consummation because the outcome of the contingency upon which release of the escrowed shares is dependent can be determined in the Company's judgment, based upon the applicable facts and circumstances, beyond reasonable doubt.

    The acquisitions were accounted for using the purchase method of accounting and the results of acquisitions were included in the Company's results from the dates of acquisition. The purchase price was

                        SPLASH TECHNOLOGY HOLDINGS, INC.

12. ACQUISITIONS (CONTINUED)
allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the transaction closing date as follows (IN THOUSANDS):

                                                                           QUINTAR   COLORAGE
                                                                          ---------  ---------
Current assets..........................................................  $     784  $   1,917
Other assets............................................................        170        192
Deferred tax asset......................................................      3,300        266
Goodwill................................................................         --      1,355
Liabilities.............................................................     (1,761)    (2,035)
In-process research and development and purchased technology............     11,039     27,735
                                                                          ---------  ---------
                                                                          $  13,532  $  29,430
                                                                          ---------  ---------
                                                                          ---------  ---------

    Summary unaudited pro forma information for the combined results of operations of acquisitions and the Company is presented below. The pro forma information assumes the acquisitions occurred on October 1, 1995 and presents the combined results of the companies, excluding the $11.0 million and $26.9 million nonrecurring write-offs of in-process research and development activities for Quintar and ColorAge, respectively, for which there were no alternative future uses and technological feasibility had not been established.

                                                                                THREE MONTHS
                                                   YEAR ENDED     YEAR ENDED        ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,
                                                      1996           1997           1997
                                                  -------------  -------------  -------------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenue.....................................   $    53,104     $  78,922      $  23,025
Operating income (loss).........................   $   (12,541)    $  22,847      $   5,963
Net income (loss)...............................   $    (8,530)    $  14,666      $   4,242
Basic net income (loss) per share...............   $     (0.89)    $    1.22      $    0.31
Shares used in computing basic per share
  amounts.......................................         9,583        12,002         13,859
Diluted net income (loss) per share.............   $     (0.89)    $    1.18      $    0.30
Shares used in computing diluted per share
  amounts.......................................         9,583        12,423         14,265

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on March 31, 1999.

                                SPLASH TECHNOLOGY HOLDINGS, INC.

                                By:          /s/ KEVIN K. MACGILLIVRAY
                                     -----------------------------------------
                                               Kevin K. Macgillivray
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Director, President and
  /s/ KEVIN K. MACGILLIVRAY       Chief Officer
------------------------------    (Principal Executive        March 31, 1999
    Kevin K. Macgillivray         Officer)

                                Chief Financial Officer
                                  and Vice President,
      /s/ JOAN P. PLATT           Finance
------------------------------    and Administration          March 31, 1999
        Joan P. Platt             (Principal Financial and
                                  Accounting Officer)

     /s/ GREGORY M. AVIS
------------------------------  Director                      March 31, 1999
       Gregory M. Avis

    /s/ CHARLES W. BERGER
------------------------------  Director                      March 31, 1999
      Charles W. Berger

      /s/ PETER Y. CHUNG
------------------------------  Director                      March 31, 1999
        Peter Y. Chung

    /s/ LAWRENCE G. FINCH
------------------------------  Director                      March 31, 1999
      Lawrence G. Finch

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of Splash Technology Holdings Inc. is included on Page 26. In connection with our audits of such financial statements, we have also audited the related financial statement schedule in this form10-K.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          PRICEWATERHOUSECOOPERS LLP

January 27, 1999
San Jose, California

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                         BALANCE AT BEGINNING                               BALANCE AT
VALUATION FOR DOUBTFUL ACCOUNTS                                OF PERIOD         ADDITIONS   DEDUCTIONS    END OF PERIOD
-------------------------------------------------------  ---------------------  -----------  -----------  ---------------
Four months ended January 31, 1996(1)..................        $      84         $      17    $      --      $     101
Eight months ended September 30, 1996..................              101               198           --            299
Year ended September 30, 1997..........................              299               153         (279)           173
Three months ended December 31, 1997...................              173               196           --            369
Year ended December 31, 1998...........................              369                --          (66)           303

                                                             BALANCE AT                                  BALANCE AT
VALUATION FOR INVENTORY RESERVES                         BEGINNING OF PERIOD   ADDITIONS   DEDUCTIONS   END OF PERIOD
-------------------------------------------------------  -------------------  -----------  -----------  -------------
Four months ended January 31, 1996(1)..................       $     550        $      --    $    (550)    $      --
Eight months ended September 30, 1996..................              --            1,028           --         1,028
Year ended September 30, 1997..........................           1,028            2,050         (458)        2,620
Three months ended December 31, 1997...................           2,620              457         (601)        2,476
Year ended December 31, 1998...........................           2,476            2,530       (2,996)        2,010

------------------------

(1) Predecessor Business

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                        DESCRIPTION OF DOCUMENT
---------------  -------------------------------------------------------------------------------------------------
      2.1(1)     Merger Agreement, dated December 21, 1995, among Radius Inc., Splash Technology, Inc., Summit
                   Subordinated Debt Fund, L.P., Summit Ventures IV, L.P., Summit Investors II, L.P., Splash
                   Technology Holdings, Inc. and Splash Merger Company, Inc.

      2.2(1)     Amendment No. 1 to Merger Agreement dated January 30, 1996.

      2.3(2)     Agreement and Plan of Reorganization dated as of May 1, 1997, by and among Splash Technology
                   Holdings, Inc., Splash Acquisition Corporation and Quintar Holdings Corporation.

      2.4(3)     Agreement and Plan of Reorganization dated as of October 30, 1997, by and among Splash Technology
                   Holdings, Inc., CA Acquisition Corporation and ColorAge Corporation.

      3.1(1)     Amended and Restated Certificate of Incorporation of Registrant.

      3.2(1)     Amended and Restated Bylaws of Registrant.

      3.2(4)     Certificate of Designation of Series A Preferred Stock of the Registrant.

      4.1(4)     Preferred Shares Rights Agreement, dated as of January 27, 1999 between Registrant and
                   BankBoston, N.A., including the form of Certificate and the Summary of rights of rights attached thereto as Exhibits A, B, and C, respectively.

     10.1(1)     Form of Indemnification Agreement.

    10.2a(6)     1996 Stock Option Plan, as amended February 26, 1998.

    10.2b(1)     Form of 1996 Stock Option Plan Stock Option Agreement.

     10.3(1)     1996 Employee Stock Purchase Plan and form of Subscription Agreement.

     10.4(1)     Registration Rights Agreement dated January 30, 1996 among the Registrant and certain stockholders of the Registrant.

     10.5(1)     Configurable Postscript Interpreter OEM License Agreement dated September 18, 1992 between the
                   Registrant and Adobe Systems Incorporated.

    10.5a(1)     Amendment No. 2 and Appendix No. 2 to Configurable Postscript Interpreter OEM License Agreement
                   dated September 18, 1992 between the Registrant and Adobe Systems Incorporated.

    10.5b(5)     Amendment No. 4 to the Configurable Postscript Interpreter OEM License Agreement and Amendment
                   No. 4 to Appendix No. 1, Amendment No. 2 to Appendix No. 2 and Amendment No. 2 to Appendix No.
                   3 between the Company and Adobe Systems Incorporated and Amendment No. 5 to the Configurable
                   Postscript Interpreter OEM License Agreement between the Company and Adobe Systems
                   Incorporated.

     10.6(1)     Xerox and SMT Hardware Purchase and Software Development/License Agreement between the Registrant and Xerox Corporation dated November 13, 1993.

    10.6a(1)     Attachments I and II to Xerox and SMT Hardware Purchase and Software Development/License
                   Agreement between the Registrant and Xerox Corporation dated November 13, 1993.

    10.6b(5)     Amendment to Xerox Hardware Purchase and Software Development/License Agreement between the
                   Company and Xerox Corporation and Amendment to Attachment III to Xerox Hardware Purchase and
                   Software Development/License Agreement between the Company and Xerox Corporation.

     10.7(1)     Property Lease covering Registrant's facilities in Sunnyvale, California.

     10.8(1)     Security and Loan Agreement dated January 31, 1996, between the Registrant and Imperial Bank.

     10.9(1)     Revolving Loan & Security Agreement between the Registrant and Comerica Bank-California dated
                   September 3, 1996; Collateral Assignment, Patent Mortgage and Security Agreement between the
                   Registrant and Comerica Bank-California dated September 3, 1996; and Modification to the Loan &
                   Security Agreement dated February 4, 1997.

    10.10(6)     Splash-Xerox OEM Purchase Agreement dated April 6, 1998.

     21.1(1)     Subsidiaries of Registrant.

        23.1     Consent of PricewaterhouseCoopers LLP

EXHIBIT NUMBER                                        DESCRIPTION OF DOCUMENT
---------------  -------------------------------------------------------------------------------------------------
        27.1     Financial Data Schedule.

--------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-09591) originally filed with the Securities and Exchange Commission on August 5, 1996.

(2) Incorporated by reference to the Registrant's filing on Form 8-K filed with the Securities and Exchange Commission on May 30, 1997, as amended on August 11, 1997.

(3) Incorporated by reference to the Registrant's filing on Form 8-K filed with the Securities and Exchange Commission on November 13, 1997, as amended on December 24, 1997.

(4) Incorporated by reference to Registrant's Report on form 8A filed with the Securities and Commission on January 28, 1999

(5) Incorporated by reference to Registrant's filing on Form 10Q filed with the Securities and Exchange Commission on August 14, 1998.

(6) Incorporated by reference to Registrant's filing on Form 10Q filed with the Securities and Exchange Commission on May 15, 1998.

(B) FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts
    Consent of PricewaterhouseCoopers LLP