Form 10-Q
period 1999-03-31
SPLASH TECHNOLOGY HOLDINGS INC
filed 1999-05-17
CIK 1020394

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended MARCH 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of May 10, 1999 was 14,029,914 shares.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      March 31,
                                                                                  December 31,          1999
                                                                                      1998           (UNAUDITED)
                                                                                  -----------        -----------
                                    ASSETS
Current assets:
 Cash and cash equivalents                                                         $ 51,013           $ 57,362
 Marketable securities                                                                9,814             10,420
 Accounts receivable, net of allowance for doubtful accounts of $303 and $298 as of December 31, 1998 and March 31,
   1999, respectively                                                                 9,316              5,940
 Inventories                                                                          2,830              1,665
 Prepaid expenses and other current assets                                              997                499
 Deferred income taxes                                                                3,880              3,880
                                                                                      -----              -----
                           Total current assets                                      77,850             79,766
 Property and equipment, net                                                          2,256              2,146
 Deferred income taxes                                                               10,514             10,514
 Other assets                                                                         3,112              4,247
                                                                                      -----              -----
                           Total assets                                            $ 93,732           $ 96,673
                                                                                     ------             ------
                                                                                     ------             ------

                                  LIABILITIES

Current liabilities:
 Trade accounts payable                                                              $2,056            $ 3,877
 Accrued and other liabilities                                                       16,286             15,877
 Deferred revenue                                                                     1,355              1,242
                                                                                     ------             ------
                           Total current liabilities                                 19,697             20,996
Other long term liabilities                                                             742                753
                                                                                     ------             ------
                           Total liabilities                                         20,439             21,749
                                                                                     ------             ------

                             STOCKHOLDERS' EQUITY

 Common stock, par value $.001 per share:
 Authorized: 50,000,000 shares
 Issued and outstanding: 13,962,863  shares and 13,973,974 shares as of
      December 31, 1998 and March 31, 1999, respectively                                 14                 14
 Additional paid-in capital                                                          86,581             86,571
 Accumulated deficit                                                                (13,302)           (11,661)
                                                                                     ------             ------
                          Total stockholders' equity                                 73,293             74,924
                                                                                     ------             ------
                           Total liabilities and stockholders' equity              $ 93,732           $ 96,673
                                                                                     ------             ------
                                                                                     ------             ------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED))

                                                                THREE MONTHS ENDED MARCH 31,
                                                                    1998           1999
                                                                -----------     ----------
      Net revenue                                                $ 17,997        $16,302
      Cost of net revenue                                           8,264          7,315
                                                                   ------         ------
                   Gross profit                                     9,733          8,987
                                                                   ------         ------

      Operating expenses:
        Research and development                                    3,163          3,289
        Sales, general and administrative                           3,671          4,109
                                                                   ------         ------
                   Total operating expenses                         6,834          7,398
                                                                   ------         ------

                      Income from operations                        2,899          1,589

      Interest income, net                                            442            687
                                                                   ------         ------

                      Income before income taxes                    3,341          2,276

      Provision for income taxes                                    1,203            501
                                                                   ------         ------

                                 Net income                       $ 2,138        $ 1,775
                                                                   ------         ------
                                                                   ------         ------

      Basic net income per share                                  $   .15        $   .13
                                                                   ------         ------
                                                                   ------         ------

      Diluted net income per share                                $   .15        $   .13
                                                                   ------         ------
                                                                   ------         ------

      Shares used in basic net income per share
      calculation                                                  13,857         13,966
                                                                   ------         ------
                                                                   ------         ------

      Shares used in diluted net income per share
      calculation                                                  14,057         14,087
                                                                   ------         ------
                                                                   ------         ------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three Months Ended March 31,
                                                                          1998              1999
                                                                       ----------        ----------
Cash flows from operating activities:
 Net income                                                            $  2,138          $  1,775
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization                                              455               298
Changes in assets and liabilities:
 Accounts receivable                                                     (1,053)            3,376
 Inventories                                                                518             1,165
 Prepaid expenses and other current assets                                  118               498
 Other assets                                                                14            (1,345)
 Trade accounts payable                                                   1,195             1,821
 Accrued and other liabilities                                             (485)             (398)
 Deferred revenue                                                         1,298              (113)
                                                                         ------            ------
         Net cash provided by operating activities                        4,198             7,077
                                                                         ------            ------

Cash flows from investing activities:
 Redemption (purchase) of marketable securities                           5,573              (606)
 Purchase of property and equipment                                        (324)             (112)
                                                                         ------            ------
       Net cash provided by (used in) investing activities                5,249              (718)
                                                                         ------            ------

Cash flows from financing activities:
 Exercise (repurchase) of stock under stock plans                            10               (10)
                                                                         ------            ------
      Net cash provided by (used in) financing activities                    10               (10)
                                                                         ------            ------

Net increase in cash                                                      9,457             6,349

Cash and cash equivalents, beginning of period                           43,637            51,013
                                                                         ------            ------

Cash and cash equivalents, end of period                               $ 53,094          $ 57,362
                                                                         ------            ------
                                                                         ------            ------


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

            The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999, which results are not necessarily indicative of results on an annual basis. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.    BALANCE SHEET DETAIL (IN THOUSANDS):

                                                                           December 31,               March 31,
                                                                               1998                     1999
                                                                           -----------               -----------
         INVENTORIES:
           Raw materials                                                    $ 1,447                   $   575
           Finished goods                                                     1,383                     1,090
                                                                             ------                    ------
                                                                            $ 2,830                   $ 1,665
                                                                             ------                    ------
                                                                             ------                    ------

         ACCRUED AND OTHER LIABILITIES:
           Royalties payable                                                $ 1,335                   $ 1,328
           Accrued and other liabilities                                      3,647                     2,956
           Accrued product-related obligations                                5,234                     4,515
           Accrued compensation and related expenses                          1,487                     1,946
           Income taxes payable                                               4,583                     5,132
                                                                             ------                    ------
                                                                            $16,286                   $15,877
                                                                             ------                    ------
                                                                             ------                    ------

3.  COMPUTATION OF NET INCOME PER SHARE

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

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                           Three Months
                                                                          Ended March 31,
                                                                     1998                1999
                                                                 ------------        ------------
      Numerator - Basic and Diluted EPS
           Net income available to common
           stockholders                                             $  2,138          $  1,775
                                                                      ------            ------
                                                                      ------            ------

      Denominator - Basic EPS
           Weighted average shares outstanding                        13,857            13,966
                                                                      ------            ------
           Basic net income per share                               $    .15          $    .13
                                                                      ------            ------
                                                                      ------            ------

      Denominator - Diluted EPS
           Denominator - Basic EPS                                    13,857            13,966
           Effect of dilutive common stock options                       200               121
                                                                      ------            ------
           Dilutive shares                                            14,057            14,087
                                                                      ------            ------
           Diluted net income per share                             $    .15          $    .13
                                                                      ------            ------
                                                                      ------            ------

     Options to purchase 1.4 million and 1.8 million shares of common stock were outstanding at March 31, 1998, and March 31, 1999, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the three months ended March 31, 1998 and 1999, respectively.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement No. 130 ("SFAS"), "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. As the components of comprehensive income are not material, the Company has not reflected the additional reporting and display provisions of SFAS 130 in the accompanying financial statements.

5.   CONTINGENCIES

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

RESULTS OF OPERATIONS

     In the past the Company had achieved significant growth in net revenue and operating income each year since fiscal 1994, before purchase accounting adjustments. The Company's profitability and growth are contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market, the impact of economic conditions in Japan (including the dollar/yen currency exchange rate) on the demand for Splash's products and customer purchasing patterns. Due to these and other factors (including an increasingly higher base from which to grow), the Company's historical profitability and growth may be difficult to attain or exceed in the future. In addition, the Company's overall expense level has increased and is expected to continue to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

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

     The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:

                                                                  Three Months Ended March 31,
                                                                     1998              1999
                                                                 -----------       -----------
    Net revenue                                                      100%              100%
      Cost of net revenue                                             46                45
                                                                    ----              ----
          Gross profit                                                54                55
                                                                    ----              ----
      Operating expenses:
          Research and development                                    18                20
          Sales, general and administrative                           20                25
                                                                    ----              ----
               Total operating expenses                               38                45
                                                                    ----              ----
      Income from operations                                          16                10
      Interest income                                                  3                 4
                                                                    ----              ----
               Income before income taxes                             19                14
      Provision for income taxes                                       7                 3
                                                                    ----              ----
    Net income                                                       12%               11%
                                                                    ----              ----
                                                                    ----              ----

     NET REVENUE. The Company's net revenue decreased to $16.3 million in the three months ended March 31, 1999 from $18.0 million in the three months ended March 31, 1998. This decrease was primarily attributable to lower average selling prices due to increasing pricing pressure on Company's products, as well as poor economic conditions in Asia. The Company has experienced a decrease in sales in North America and Japan, partially offset by sales to other regions. The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. In addition, the Company sells a substantial portion of its products to two customers, Fuji Xerox Company Ltd. ("Fuji Xerox") and Xerox Corporation ("Xerox") on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. There can be no assurance that either of the Company's two major customers, Fuji Xerox, particularly in light of the current adverse economic circumstances in Japan, or Xerox will not change their mix of product or purchasing patterns in a manner which would adversely impact net revenue.

     All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause, and, in the case of Japan, have caused, the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers and lost sales. Such pressure has in the past and could in the future result in a reduction in net revenue and profitability.

     GROSS MARGIN. Gross margins were 54% and 55% in the three months ended March 31, 1998 and 1999, respectively. The Company expects that gross margins will fluctuate from period to period and will decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing, and royalty and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower-priced products and, in certain cases, in response to new product introductions by the Company's customers and competitors. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 3% to $3.3 million in the three months ended March 31, 1999 from $3.2 million in the three months ended March 31, 1998. As a percentage of net revenue, research and development increased to 20% in the three months ended March 31, 1999 from 18% in the three months ended March 31, 1998. The Company invests in research and development to enhance the Company's product line and to introduce new product lines. All research and development costs to date have been expensed as incurred. In view of current projects under development and planned, research and development expenses are expected to increase in future periods.

     SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 11% to $4.1 million in the three months ended March 31, 1999 from $3.7 million in the three months ended March 31, 1998. As a percentage of net revenue, sales, general and administrative expenses increased to 25% in the three months ended March 31, 1999 from 20% in the three months ended March 31, 1998. The increases in these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end user community and the Company's increased participation in industry trade shows. In addition, the increases in these expenditures were due to increased salary and related costs from increased headcount related to the Company's efforts to enhance its corporate infrastructure and to support expansion of its operations. The Company believes that its sales, general and administrative expenses will increase in the foreseeable future as it continues to implement additional management and operational systems, and expand its administrative staff. Sales, general, and administrative expenses are also expected to increase in future periods as the Company increases its sales support and marketing staff and associated costs to expand its presence in sales channels other than Xerox and Fuji Xerox. There is no assurance that the Company will be able to maintain or increase its presence in its existing customers or to successfully penetrate any additional sales channels.

     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". The Company's effective tax rate was 36% and 22% for the three months ended March 31, 1998 and 1999, respectively. The effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has obtained sufficient cash from its public offerings and operations to satisfy its current liquidity requirements.

     The Company had $60.8 million and $67.8 million of cash, cash equivalents and marketable securities and had no borrowings outstanding under its $10 million bank line of credit as of March 31, 1998 and 1999, respectively. Borrowings under the line of credit bear interest at the prime rate or libor plus 1.25% to 2%, and are available based on a percentage of eligible accounts receivable.

     For the three months ended March 31, 1998, the Company generated $4.2 million in cash from operating activities, primarily due to an increase in trade accounts payable and deferred revenue, partially offset by an increase in accounts receivable. For the three months ended March 31, 1999, the Company generated $7.1 million in cash from operating activities primarily due to a decrease in accounts receivable and inventories and increases in trade accounts payable, partially offset by increases in other assets.

     In the three months ended March 31, 1998, investing activities provided $5.2 million primarily related to the redemption of marketable securities. In the three months ended March 31, 1999, investing activities consumed $0.7 million, primarily from the purchase of marketable securities.

     Financing activities for the three months ended March 31, 1998 and March 31, 1999 were immaterial. The Company has no material financing commitments other than its obligations under operating leases.

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

     Results in any period could also be affected by changes in market demand, competitive market conditions, sales promotion activities by the Company, its OEM customers or its competitors, market acceptance of new or existing products, sales of color copiers with which the Company's products are compatible, the cost and availability of components, the mix of the Company's customer base and sales channels, the amount of any third-party funding of development expenses, the mix of products sold, the Company's ability to effectively expand its sales and marketing organization, the Company's ability to attract and retain key technical and managerial employees, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations. In the event this results in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's Common Stock would be materially and adversely affected.

     The Company's gross margin is affected by a number of factors including product mix, product pricing, manufacturing, component and royalty costs.
The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and to support expansion of operations. Accordingly, if sales are below expectations in any given period, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

     DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be and have been in the past, materially and adversely affected. During calendar 1998, sales of Splash compatible copiers by Fuji Xerox were significantly lower than in prior periods. This reduction in sales has, and any continued reduction from historical levels could, materially and adversely affect the Company's business, operating results and financial condition. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition will be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

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

     Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, EFI. The Company is a supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products (including components contained therein) and cannot begin shipping any version to Xerox or Fuji Xerox until such version and components meets their respective quality standards. Xerox and Fuji Xerox promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products. Either Xerox or Fuji Xerox may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance as to the level of orders from Xerox under its contract or that the Company will continue to receive orders from Xerox or Fuji Xerox. Any decrease in the level of sales to Xerox or continued decrease in the level of sales to Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

     INVENTORY RISKS. Xerox and Fuji Xerox may from time to time carry excess inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. For example, in May 1996, as the Company transitioned from its Power Series line of products to its PCI Series line of products, Xerox informed Splash that it held in its inventory a substantial quantity of Power Series products accumulated since January 1996. Xerox indicated to Splash that, to eliminate this inventory and to permit Xerox to introduce the PCI Series products, Xerox substantially reduced the selling prices of the Power Series products beginning in June 1996. Sales by Xerox of the Power Series products at a discount may have resulted in reduced sales of the Company's PCI Series products. In addition, the Company believed that inventory levels in 1998 were higher than normal at Fuji Xerox which materially adversely affected the Company's business and operating results. There can be no assurance that the Company will receive sufficient information from Xerox, Fuji Xerox or other customers over time or that the Company will in any event be able to prevent the recurrence of similar problems in the future. As a result, Splash's customers, among other things, may be required to discount excess inventory, may experience difficulty in selling excess inventory, may experience reduced sales of new products or may become dissatisfied with their relationship with Splash. Although customers have no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to significant customers. Reduced sales of Splash products by Xerox or Fuji Xerox or any financial or other accommodation made to Xerox or Fuji Xerox have had and would have in the future a material adverse effect on the business, operating results and financial condition of Splash.

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

     Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Apple Power Macintosh computers, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems and the discontinuation of computers used in Splash's current products. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from several suppliers, a change in memory suppliers could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production volume capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

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

     RISKS ASSOCIATED WITH ACQUISITIONS. The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company has acquired and may continue to acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. To date the Company has made two acquisitions: Quintar Company ("Quintar") and Colorage Inc ("Colorage") in May and October 1997, respectively. In connection with the Quintar and ColorAge acquisitions, Splash recorded an expense related to purchased in-process research and development of $11.0 million and $26.9 million, respectively.

     There can be no assurance that acquired technology can be successfully developed on a timely basis or at all, or that products based on acquired technology will receive widespread market acceptance. Moreover, there can be no assurance that the Company can successfully integrate acquired technology. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

     DEPENDENCE ON KEY PERSONNEL. Because of the nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees, other than one employee from the ColorAge acquisition, and does not maintain key person life insurance policies on any of its employees. Effective April 30, 1999 the Company's Chief Financial Officer left the Company. The Company has begun a search for a replacement.

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

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS
            On January 13, 1999 and 28th, two class action complaints were filed in the United States district Court for the Northern District of California against the Company, certain of its officers and directors, and certain underwriters. The complaints allege that defendants made false and misleading statements about the Company's business condition and prospects during a class period of January 7, 1997--October 13, 1998, and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints in both actions seek damages of an unspecified amount.

            There has been no discovery to date and no trial is scheduled in these actions. The Company believes it has meritorious defenses in these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in these actions could have a material adverse affect on the Company's business, results of operations and financial condition. Currently, the amount of such material effect cannot be reasonably estimated.

ITEM 2.     CHANGES IN SECURITIES
            NONE

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            NONE

ITEM 5.     OTHER INFORMATION
            NONE

ITEM 6.     EXHIBITS
            27.1    FINANCIAL DATA SCHEDULE

            REPORTS ON FOR 8-K
            NONE

                                    SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on May 17 1999.


                                    SPLASH TECHNOLOGY HOLDINGS, INC


                                    By:           /s/ Kevin Macgillivray
                                          -------------------------------------
                                                     Kevin Macgillivray
                                          President and Chief Executive Officer