Form 10-Q
period 1999-06-30
SPLASH TECHNOLOGY HOLDINGS INC
filed 1999-08-16
CIK 1020394

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended June 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of August 9, 1999 was 14,046,184 shares.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    December 31,      June 30,
                                                                                       1998              1999
                                                                                    -----------      ----------
                                                                                                     (Unaudited)
                                       ASSETS

 Current assets:
   Cash and cash equivalents                                                         $ 51,013          $62,415
   Marketable securities                                                                9,814            7,964
   Accounts receivable, net of allowance for doubtful accounts of $303 and $297 as
     of December 31, 1998 and June 30,1999, respectively                                9,316            7,717
   Inventories                                                                          2,830            1,330
   Prepaid expenses and other current assets                                              997              408
   Deferred income taxes                                                                3,880            3,879
                                                                                     --------         --------
                           Total current assets                                        77,850           83,713
 Property and equipment, net                                                            2,256            2,389
 Deferred income taxes                                                                 10,514           10,513
 Other assets                                                                           3,112            4,197
                                                                                     --------         --------

                          Total assets                                               $ 93,732         $100,812
                                                                                     --------         --------
                                                                                     --------         --------

                                  LIABILITIES

  Current liabilities:
    Trade accounts payable                                                            $ 2,056           $6,253
    Accrued and other liabilities                                                      17,641           16,441
                                                                                     --------         --------

                          Total current liabilities                                    19,697           22,694
 Other long term liabilities                                                              742              746
                                                                                     --------         --------

                          Total liabilities                                            20,439           23,440
                                                                                     --------         --------

                             STOCKHOLDERS' EQUITY

 Common stock, par value $.001 per share:
   Authorized: 50,000,000 shares
   Issued and outstanding: 13,962,863  shares and  14,031,867 shares as of
      December 31, 1998 and June 30, 1999, respectively                                    14               14
 Additional paid-in capital                                                            86,581           86,940
 Accumulated deficit                                                                  (13,302)          (9,582)
                                                                                     --------         --------
                          Total stockholders' equity                                   73,293           77,372
                                                                                     --------         --------
                          Total liabilities and stockholders' equity                 $ 93,732         $100,812
                                                                                     --------         --------
                                                                                     --------         --------


The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED))


                                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                                  1998             1999             1998              1999
                                                               -----------      ----------        ---------        ---------
Net revenue                                                       $25,797         $16,945          $43,795           $33,247
Cost of net revenue                                                11,907           7,542           20,171            14,857
                                                                  -------         -------          -------           -------
             Gross profit                                          13,890           9,403           23,624            18,390
                                                                  -------         -------          -------           -------

Operating expenses:
  Research and development                                          3,398           3,748            6,561             7,037
  Sales, general and administrative                                 3,871           3,818            7,542             7,927
                                                                  -------         -------          -------           -------
             Total operating expenses                               7,269           7,566           14,103            14,964
                                                                  -------         -------          -------           -------
                Income from operations                              6,621           1,837            9,521             3,426

Interest income, net                                                  497             799              938             1,486
                                                                  -------         -------          -------           -------
                Income before income taxes                          7,118           2,636           10,459             4,912

Provision for income taxes                                          2,349             557            3,552             1,058
                                                                  -------         -------          -------           -------
                           Net income                             $ 4,769         $ 2,079          $ 6,907           $ 3,854
                                                                  -------         -------          -------           -------
                                                                  -------         -------          -------           -------
Basic net income per share                                        $  0.34         $  0.15          $  0.50           $  0.28
                                                                  -------         -------          -------           -------
                                                                  -------         -------          -------           -------
Diluted net income per share                                      $  0.34         $  0.15          $  0.49           $  0.27
                                                                  -------         -------          -------           -------
                                                                  -------         -------          -------           -------
Shares used in basic net income per share
calculation                                                        13,884          14,014           13,870            13,990
                                                                  -------         -------          -------           -------
                                                                  -------         -------          -------           -------
Shares used in diluted net income per share
calculation                                                        14,076          14,131           14,066            14,105
                                                                  -------         -------          -------           -------
                                                                  -------         -------          -------           -------


The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                        1998               1999
                                                                      ---------          --------
Cash flows from operating activities:
 Net income                                                             $6,907            $3,854
 Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                            816               611
  Changes in assets and liabilities:
   Accounts receivable                                                  (8,555)            1,599
   Inventories                                                           1,549             1,500
   Prepaid expenses and other current assets                              (172)              590
     Other assets                                                                         (1,369)
     Trade accounts payable                                              2,637             4,197
     Accrued and other liabilities                                         (42)           (1,196)
                                                                     ---------        ----------
         Net cash provided by operating activities                       3,140             9,786
                                                                     ---------        ----------
 Cash flows from investing activities:
   Redemption/purchase of marketable securities                          8,573             1,850
   Purchase of property and equipment                                   (1,036)             (593)
                                                                     ---------        ----------
           Net cash provided by investing activities                     7,537             1,257
                                                                     ---------        ----------
Cash flows from financing activities:
  Exercise (repurchase) of stock under stock plans                         388               359
                                                                     ---------        ----------
              Net cash provided by financing activities                    388               359
                                                                     ---------        ----------
Net increase in cash                                                    11,065            11,402

Cash and cash equivalents, beginning of period                          43,637            51,013
                                                                     ---------        ----------
Cash and cash equivalents, end of period                               $54,702           $62,415
                                                                     ---------        ----------
                                                                     ---------        ----------


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

          The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1999, the cash flows for the six months ended June 30, 1999 and the results of operations for the three and six months ended June 30, 1999, which results are not necessarily indicative of results on an annual basis. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2. BALANCE SHEET DETAIL (IN THOUSANDS):

                                                         December 31,         June 30,
                                                             1998               1999
                                                         ------------        ---------
      INVENTORIES
        Raw materials                                      $  1,447           $    923
        Finished goods                                        1,383                407
                                                           --------           --------
                                                           $  2,830           $  1,330
                                                           --------           --------
                                                           --------           --------
      ACCRUED AND OTHER LIABILITIES:
        Royalties payable                                  $  1,335           $  2,566
        Accrued payables                                      3,647              2,770
        Accrued product-related obligations                   5,234              3,712
        Accrued compensation and related expenses             1,487              2,029
        Deferred revenue                                      1,355                488
        Income taxes payable                                  4,583              4,876
                                                           --------           --------
                                                           $ 17,641           $ 16,441
                                                           --------           --------
                                                           --------           --------

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

          In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                          Three Months                         Six Months
                                                                         Ended June 30,                      Ended June 30,
                                                                     1998               1999               1998            1999
                                                                 --------------      -----------       -----------      -----------
      Numerator - Basic and Diluted EPS
           Net income available to common stockholders              $  4,769          $  2,079           $  6,907        $  3,854
                                                                    --------          --------           --------        --------
                                                                    --------          --------           --------        --------
      Denominator - Basic EPS
           Weighted average shares outstanding                        13,884            14,014             13,870          13,990
                                                                    --------          --------           --------        --------
           Basic net income per share                               $   0.34          $   0.15           $   0.50        $   0.28
                                                                    --------          --------           --------        --------
                                                                    --------          --------           --------        --------
      Denominator - Diluted EPS
           Denominator - Basic EPS                                    13,884            14,014             13,870          13,990
           Effect of dilutive common stock options                       192               117                196             115
                                                                    --------          --------           --------        --------
           Dilutive shares                                            14,076            14,131             14,066          14,105
                                                                    --------          --------           --------        --------
           Diluted net income per share                             $   0.34          $   0.15           $   0.49        $   0.27
                                                                    --------          --------           --------        --------
                                                                    --------          --------           --------        --------



     Options to purchase 1.5 million and 1.8 million shares of common stock were outstanding at June 30, 1998, and June 30, 1999, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the six months ended June 30, 1998 and 1999, respectively.

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

RESULTS OF OPERATIONS

     The Company has achieved operating income each year since fiscal 1994, before purchase accounting adjustments. The Company's profitability is contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market, the impact of economic conditions in Japan (including the dollar/yen currency exchange rate) on the demand for Splash's products and customer purchasing patterns. Due to these and other factors (including an increasingly higher base from which to grow), the Company's historical profitability will be difficult to sustain or exceed in the future. In addition, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

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

     The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:


                                                         Three Months Ended June 30,           Six Months Ended June 30,
                                                           1998               1999               1998             1999
                                                        ------------       ----------         ----------       ----------
Net revenue                                                 100%              100%                100%            100%
  Cost of net revenue                                        46                45                  46              45
                                                             --                --                  --              --
     Gross profit                                            54                55                  54              55
                                                             --                --                  --              --
  Operating expenses:
     Research and development                                13                22                  15              21
     Sales, general and administrative                       15                23                  17              24
                                                             --                --                  --              --
          Total operating expenses                           28                45                  32              45
                                                             --                --                  --              --
Income from operations                                       26                10                  22              10
                                                             --                --                  --              --
Interest income                                               2                 5                   2               5
                                                             --                --                  --              --
          Income before income taxes                         28                15                  24              15
Provision for income taxes                                   10                 3                   8               3
                                                             --                --                  --              --
Net income                                                   18                12                  16              12
                                                             --                --                  --              --
                                                             --                --                  --              --

     NET REVENUE. The Company's net revenue decreased 34% to $16.9 million in the three months ended June 30, 1999 from $25.8 million in the three months ended June 30, 1998. The Company's net revenue decreased 24% to $33.2 million in the six months ended June 30, 1999 from $43.8 million in the six months ended June 30, 1998. These decreases were primarily attributable to lower average selling prices ("ASPs") of the Company's products as well as an insignificant level of sales to its customer in Japan. The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. The lower ASPs also reflect a shift in product mix to a great number of Intel based products. During the quarter ended June 30, 1999, the number of Intel based M Series products sold exceeded the aggregate number of the DC and PCI Series products for the first time. The Company's M Series products have selling prices that are significantly lower than those of the PCI series and DC series products. For example the lowest priced M Series product has a selling price of less than half that of the lowest priced PCI Series product. During the second half of the year the Company expects to deliver its first embedded product. This product is expected to have significantly lower gross margins. In addition, the Company expects a decrease in shipments of its Intel based M Series products primarily related to Xerox's reduced shipments of M Series compatible copiers. A decrease in M Series shipments, in addition to substantial shipments of embedded product, may have a significant adverse affect on the Company's operating results.

     The Company sells a substantial portion of its products to two customers, Xerox Corporation ("Xerox") and to a lesser extent Fuji Xerox Company Ltd. ("Fuji Xerox") on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. There can be no assurance that either of the Company's two major customers, Xerox and Fuji Xerox, will not change their mix of product or purchasing patterns in a manner which would adversely impact net revenue. In the case of Fuji Xerox, the Company has been materially affected by an insignificant level of sales to this customer in the current quarter.

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

     GROSS MARGIN. Gross margins were 54% and 55% in the three months ended June 30, 1998 and 1999, respectively. Gross margins were 54% and 55% in the six months ended June 30, 1998 and 1999, respectively. The increase in gross margin was primarily due to economies of scale derived from higher unit volumes and reductions in component costs achieved through new product designs and favorable component pricing. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers and competitors. During the second half of the year the Company expects to deliver its first embedded product. This product is expected to have significantly lower gross margins. In addition, the Company expects a decrease in shipments of its Intel based M series products primarily related to Xerox's reduced shipments of M Series compatible copiers. A decrease in M Series shipments in addition to substantial shipments of embedded product, may have a significant adverse affect on the Company's operating results. The Company expects this trend to continue in the future. Any decline in average selling prices, such as was experienced in the current quarter, which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 9% to $3.7 million in the three months ended June 30, 1999 from $3.4 million in the three months ended June 30, 1998. Research and development expenses increased 6% to $7.0 million in the six months ended June 30, 1999 from $6.6 million in the six months ended June 30, 1998. As a percentage of net revenue, research and development increased to 22% in the three months ended June 30, 1999 from 13% in the three months ended June 30, 1998. As a percentage of net revenue, research and development expenses increased to 21% in the six months ended June 30, 1999 from 15% in the six months ended June 30, 1998. These percentage increases reflect primarily a decline in net revenue. If revenues fall below expectations, as they did in the current quarter, these percentages may increase due to the Company's inability to adjust research and development expenses to compensate for the revenue shortfall. Except for charges related to acquisitions, all research and development costs to date have been expensed as incurred. In view of current projects under development and planned, research and development expenses are expected to increase in absolute dollars although such expenses may vary as a percentage of net revenue.

     SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative remained relatively constant, $3.8 million in the three months ended June 30, 1999 and $3.9 million in the three months ended June 30, 1998. Sales, general and administrative expenses increased 5% to $7.9 million in the six months ended June 30, 1999 from $7.5 million in the six months ended June 30, 1998. As a percentage of net revenue, sales, general and administrative expenses increased to 23% in the three months ended June 30, 1999 from 15% in the three months ended June 30, 1998. As a percentage of net revenue, sales, general and administrative expenses increased to 24% in the six months ended June 30, 1999 from 17% in the six months ended June 30, 1998. These percentage increases reflect primarily a decline in net revenue. If revenues fall below expectations, as they did in the current quarter, these percentages may increase due to the Company's inability to adjust sales, general and administrative expenses to compensate for the revenue shortfall. The Company believes that its sales, general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, and expand its administrative staff. Sales, general, and administrative expenses are expected to increase in absolute dollars in future periods, although such expenses may vary as a percentage of net revenue.

     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". The Company's effective tax rate was 34% and 22% for the six months ended June 30, 1998 and 1999, respectively. The effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation and research and development credits.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has obtained sufficient cash from its public offerings and operations to satisfy its current liquidity requirements.

     As of June 30, 1999, the Company had $70.4 million of cash, cash equivalents and marketable securities and had no borrowings under its $10 million bank line of credit. Borrowings under the line of credit bear interest at the prime rate and are available under the line of credit based on a percentage of eligible accounts receivable.

     For the six months ended June 30, 1999, the Company generated $9.8 million in cash from operating activities, primarily due to a decrease in accounts receivable and inventories and an increase in trade accounts payable partially offset by a decrease in other liabilities. The Company's operating activities provided $3.1 million in cash in the six months ended June 30, 1998, primarily from an increase in trade accounts payable and a decrease in inventory, offset by a significant increase in accounts receivable.

     For the six months ended June 30, 1999 and June 30, 1998, the Company generated $1.3 million and $7.5 million, respectively, in investing activities, primarily from the redemption of marketable securities.

     Financing activities were not material for the six months ended June 30, 1998 and 1999. The Company has no material financing commitments other than its obligations under operating leases.

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

     Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third party equipment and software that may not be Year 2000 compliant. The Company has made inquiries to its major material equipment and software suppliers as to the Year 2000 compliance of their products. Each such supplier has indicated that its equipment and/or software either is, or will be by December 31, 1999, Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

FACTORS AFFECTING FUTURE RESULTS

     FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two large customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower, and are expected to be lower, in the December and March quarters than in the preceding September and June quarters. In addition, any increases in inventories held by the Company's customers could also result in variations in the timing of purchases by such customers. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers or that the Company will be able to prevent significant inventory issues in the future. In 1999, the Company has suffered a substantial decrease in sales to its customer, Fuji Xerox. This has materially adversely affected the Company's business and operating results. Also, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

     Results in any period could also be affected and in the current year have been materially adversely affected by changes in market demand, competitive market conditions, sales promotion activities by the Company, its OEM customers or its competitors, market acceptance of new or existing products, sales of color copiers with which the Company's products are compatible, the cost and availability of components, the mix of the Company's customer base and sales channels, the amount of any third-party funding of development expenses, the mix of products sold, the Company's ability to effectively expand its sales and marketing organization, the Company's ability to attract and retain key technical and managerial employees, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations. In the event this results in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's Common Stock would be materially and adversely affected.

     The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing, component and royalty costs. The average selling price of the Company's products has decreased substantially in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue. During the quarter ended June 30, 1999 unit sales of Intel based M Series products, for the first time, exceeded aggregate unit sales of the PCI and DC Series. The Company's M Series products have selling prices that are significantly lower than those of the PCI series and DC series products. For example the lowest priced M Series product has a selling price less than half that of the lowest priced PCI Series product. During the second half of the year the Company expects to deliver its first embedded product. This product is expected to have significantly lower gross margins. In addition the Company expects a decrease in shipments of its Intel based M series products primarily related to Xerox's reduced shipments of M Series compatible copiers. A decrease in M Series shipments in addition to substantial shipments of embedded product, may have a significant adverse affect on the Company's operating results. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product, such as was experienced in the current quarter, which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Accordingly, if sales are below expectations, as they were in the current quarter, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

     EMERGING COLOR SERVER MARKET. The market for the Company's color server products has only recently begun to develop. Because the markets for digital color copiers and connected color servers are relatively new, and because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. The color server market has grown more slowly than anticipated. If the market continues to grow slowly, or not grow at all, the Company's business, operating results and financial condition will be and have been adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance that the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

     DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be and have been in the past, materially and adversely affected. During 1999, sales of Splash compatible copiers by Fuji Xerox have been significantly lower than in prior periods. This reduction in sales has, and any continued reduction from historical levels could, materially and adversely affect the Company's business, operating results and financial condition. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition will be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

     As a result of its reliance on Xerox and Fuji Xerox, the Company currently has a relatively small sales and marketing organization and has limited experience with direct sales efforts. Any change in the sales and marketing efforts of Xerox or Fuji Xerox with respect to Splash's products, including any reduction in the size or effectiveness of the Xerox or Fuji Xerox sales and marketing forces, or changes in incentives for Xerox or Fuji Xerox salespersons to sell Splash products or color servers produced by competitors of Splash, could have and has had a material adverse effect on the Company's business, operating results and financial condition.

     Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, EFI. The Company is a supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products (including components contained therein) and cannot begin shipping any version to Xerox or Fuji Xerox until such version and components meet their respective quality standards. Any delay in meeting such respective standards would have a detrimental effect to the Company. Xerox and Fuji Xerox promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products. Either Xerox or Fuji Xerox may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may otherwise reduce, delay or cease purchases and sales of Splash color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance as to the level of orders from Xerox under its contract or that the Company will continue to receive orders from Xerox or Fuji Xerox. Any decrease in the level of sales to Xerox or continued decrease in the level of sales to Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

     INVENTORY RISKS. Xerox and Fuji Xerox may from time to time carry excess inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. The Company believes that inventory levels have been and may still be higher than normal at Fuji Xerox which materially adversely affects the Company's business and operating results. There can be no assurance that the Company will receive sufficient information from Xerox, Fuji Xerox or other customers over time or that the Company will in any event be able to prevent the recurrence of similar problems in the future. As a result, Splash's customers, among other things, may be required to discount excess inventory, may experience difficulty in selling excess inventory, may experience reduced sales of new products or may become dissatisfied with their relationship with Splash. The Company's customers, in an effort to reduce their inventory levels, order product with increasingly shorter lead times. If the Company can not deliver product within these shortened lead times it would have a materially adverse affect on the Company's results. Although customers have no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to significant customers. Reduced sales of Splash products by Xerox or Fuji Xerox or any financial or other accommodation made to Xerox or Fuji Xerox have had and would have in the future a material adverse effect on the business, operating results and financial condition of Splash.

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

     DEPENDENCE ON COMPONENT AVAILABILITY, COST, AND CERTAIN SUPPLIERS. The majority of the Company's current products require the use of an Apple product as a computer platform. In the past, Apple has experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. In addition, Apple has experienced significant changes in management. If Apple were to discontinue production of models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. In addition, the Company has experienced sourcing difficulties related to Apple's delay in the release of new models. The Company ships products which may contain discontinued components. The Company has experienced sourcing difficulties in procuring discontinued components in the past. There can be no assurance that the Company will not experience similar difficulties in the future. Any extended delay between the discontinuation of an existing model and the release of an enhanced model by Apple could have a material adverse effect on the Company's business, financial condition and results of operations. Any efforts of the Company to migrate its products to different computer platforms will require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

     Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Intel motherboards and processor, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems and the discontinuation of computers used in Splash's current products. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from several suppliers. A change in memory suppliers could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of ASICs from Toshiba Corporation, which shortages have impacted production. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

     The Company purchases components comprising a portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix and SCI. The Company currently sources most of its Power Macintosh computers that serve as the platforms for its DC and PCI color servers from Apple. The Company is currently operating on a purchase order basis with Apple.

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

     DEPENDENCE ON THIRD PARTY MANUFACTURERS. The Company generally outsources the manufacture of its products to third party subcontract manufacturers including SCI and Logistix. Logistix and SCI purchase the components used in Splash boards from their component suppliers and perform double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis. SCI also performs in-warranty and out-of-warranty repair of failed boards for the Company's products. The Company directly purchases Apple Power Macintosh computers, Intel designed components, monitors and memory, and furnishes these components, as well as the SCI-assembled boards, to Logistix and SCI for final assembly. Logistix and SCI directly purchase a portion of the components used in Splash color servers and do all final assembly and system configuration.

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

     If the SCI or Logistix, or other third party manufacturing facilities utilized by the Company become unavailable to the Company, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, operating results and financial condition could be adversely affected. Although the Company believes that there are a variety of companies available with the capability to provide the Company with such services, there can be no assurance that the Company would be able to enter into alternative third party manufacturing arrangements on terms satisfactory to the Company, in a timely fashion, or at all.

     DEPENDENCE ON SINGLE PRODUCT LINE. Substantially all of Splash's current shipments consist, and are expected to continue to consist, of the Company's color server products. Because of this product concentration, a significant decline in demand for or pricing of these products would have and has had a material adverse effect on the Company's business, operating results and financial condition, whether as a result of a decline in sales of complementary Xerox and Fuji Xerox copiers; a further decline in the market for Apple Power Macintosh computers; increased sales by Xerox or Fuji Xerox of color servers offered by competitors of the Company or developed internally by Xerox or Fuji Xerox; new product introductions by competitors; price competition; or technological change. Any decline in the market for this product line or any failure to timely produce new and enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

     RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. In 1998, the Company's main competitor added enhancements to its product that competed with the Company's DC Series products. These enhancements have had, and may continue to have, an adverse effect on the market acceptance of the Company's DC Series products. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of current products and products under development, effective manufacturing processes and the success of promotional efforts.

     In 1999, the Company began significant volume shipments of products based on Intel designed components. There can be no assurance that these Intel based products or that any of the Company's future products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new products or versions in a timely manner, or if such new products or releases do not achieve timely and widespread market acceptance, it would have a material adverse effect on the Company's business, operating results and financial condition.

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

     Many of the Company's current and potential direct and indirect competitors have longer operating histories, are substantially larger, and have substantially greater financial, technical, manufacturing, marketing and other resources than Splash. A number of these current and potential competitors also have substantially greater name recognition and a significantly larger installed base of products than the Company, which could provide leverage to such companies in their competition with Splash. The Company expects competition to increase to the extent the color server market grows, and such increased competition may result in reduced gross margins and loss of market share and has resulted in price reductions, any of which could and have had materially adversely affect the Company's business, operating results and financial condition. As a result of their greater resources, many of such competitors are in a better position than Splash to withstand significant price competition or downturns in the economy. There can be no assurance that Splash will be able to continue to compete effectively, and any failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH ACQUISITIONS. The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company has acquired and may continue to acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. To date, the Company has completed two acquisitions; Quintar Company ("Quintar") and ColorAge ("ColorAge") in May and October of 1997, respectively.

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

     DEPENDENCE ON KEY PERSONNEL. Because of the nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees, other than one employee from the ColorAge acquisition, and does not maintain key person life insurance policies on any of its employees. During the quarter ended June 30, 1999 the Company's chief financial officer and vice president of sales and marketing left the Company.

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

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS
            On January 13 and 28, 1999, two class action complaints were filed in the United States district Court for the Northern District of California against the Company, certain of its officers and directors, and certain underwriters. The complaints allege that defendants made false and misleading statements about the Company's business condition and prospects during a class period of January 7, 1997 through October 13, 1998, and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints in both actions seek damages of an unspecified amount.

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

ITEM 2.     CHANGES IN SECURITIES
            NONE

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            At the Company's Annual Meeting of Stockholders held on May 26, 1999 Kevin Macgillivray and Gregory M. Avis were elected to serve as Class III Directors of the Company with 10,546,733 and 10,061,607 votes for and 414,163 and 899,289 votes withheld, respectively. Messrs. Macgillivray and Avis will serve for three year terms expiring upon the Annual Meeting of Stockholders in 2002.

            Also, at the Company's Annual Meeting of Stockholders the proposal to approve and ratify an amendment to the Company's 1996 Stock Purchase Plan (the "Purchase Plan") which increases the number of shares of Common Stock reserved for issuance thereunder from 175,000 to 350,000 and provides for an annual share increase to the purchase plan consisting of the lesser of (a) 175,000 share of Common Stock,
            (b) that number of share of Common Stock issued pursuant to the Purchase Plan in the one-year period ending on the date of said annual increase, or (c) a lesser amount determined by the Board. That was approved with 9,569,366 votes for, 1,377,818 votes against, and 13,712 votes abstaining.

ITEM 5.     OTHER INFORMATION
            NONE

ITEM 6.     EXHIBITS
            10.3 1996 EMPLOYEE STOCK PURCHASE PLAN AND FORM OF SUBSCRIPTION AGREEMENT, AS AMENDED MAY 26, 1999
            27.1     FINANCIAL DATA SCHEDULE

           REPORTS ON FOR 8-K
           NONE

                                    SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on August 16, 1999.


                                  SPLASH TECHNOLOGY HOLDINGS, INC


                                  By:   /s/       Kevin Macgillivray
                                        ---------------------------------------
                                                  Kevin Macgillivray
                                        President and Chief Executive Officer