Form 10-Q
period 1999-09-30
SPLASH TECHNOLOGY HOLDINGS INC
filed 1999-11-09
CIK 1020394

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of November 8, 1999 was 14,080,828 shares.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    December 31,     September 30,
                                                                                        1998             1999
                                                                                   -------------     -----------
                                                ASSETS                                               (Unaudited)

Current assets:
     Cash and cash equivalents                                                         $  51,013       $  49,423
     Marketable securities                                                                 9,814          15,311
     Accounts receivable, net of allowance for doubtful accounts of
       $303 and $283 as of December 31, 1998 and September 30,1999,
       respectively                                                                        9,316          14,624
     Inventories                                                                           2,830           1,427
     Prepaid expenses and other current assets                                               997             730
     Deferred income taxes                                                                 3,880           3,880
                                                                                       ---------       ---------
                               Total current assets                                       77,850          85,395
Property and equipment, net                                                                2,256           1,923
Deferred income taxes                                                                     10,514          10,513
Other assets                                                                               3,112           4,040
                                                                                       ---------       ---------

                               Total assets                                            $  93,732       $ 101,871
                                                                                       =========       =========

                                      LIABILITIES
Current liabilities:
     Trade accounts payable                                                            $   2,056       $   7,350
     Accrued and other liabilities                                                        17,641          16,195
                                                                                       ---------       ---------

                               Total current liabilities                                  19,697          23,545
Other long term liabilities                                                                  742             792
                                                                                       ---------       ---------

                               Total liabilities                                          20,439          24,337
                                                                                       ---------       ---------

                                 STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share:
     Authorized: 50,000,000 shares
     Issued and outstanding: 13,962,863  shares and 14,015,414 shares as of
          December 31, 1998 and September 30, 1999, respectively                              14              14
Additional paid-in capital                                                                86,581          86,940
Accumulated deficit                                                                      (13,302)         (9,420)
                                                                                        ---------       ---------
                               Total stockholders' equity                                 73,293          77,534
                                                                                        ---------       ---------

                               Total liabilities and stockholders' equity              $  93,732       $ 101,871
                                                                                        =========       =========

              The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED))

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                         1998           1999                1998           1999
                                                     ----------     ----------          ----------     ----------
Net revenue                                           $   25,264     $   16,712          $   69,058     $   49,959
Cost of net revenue                                       11,684          7,935              31,855         22,792
                                                      ----------     ----------          ----------     ----------
             Gross profit                                 13,580          8,777              37,203         27,167
                                                      ----------     ----------          ----------     ----------

Operating expenses:
  Research and development                                 3,694          4,204              10,255         11,241
  Sales, general and administrative                        3,733          4,225              11,274         12,152
  Facility closure charge                                      -            998                   -            998
                                                      ----------     ----------          ----------     ----------
             Total operating expenses                      7,427          9,427              21,529         24,391
                                                      ----------     ----------          ----------     ----------

                Income (loss) from operations              6,153           (650)             15,674          2,776

Interest income, net                                         512            857               1,450          2,343
                                                      ----------     ----------          ----------     ----------

                Income before income taxes                 6,665            207              17,124          5,119

Provision for income taxes                                 2,199             45               5,751          1,102
                                                      ----------     ----------          ----------     ----------

                           Net income                 $    4,466     $      162          $   11,373     $    4,017
                                                      ==========     ==========          ==========     ==========

Basic net income per share                            $     0.32     $     0.01          $     0.82     $     0.29
                                                      ==========     ==========          ==========     ==========

Diluted net income per share                          $     0.32     $     0.01          $     0.81     $     0.28
                                                      ==========     ==========          ==========     ==========

Shares used in basic net income per share
calculation
                                                          13,920         14,031              13,887         14,004
                                                      ==========     ==========          ==========     ==========

Shares used in diluted net income per share
calculation                                               14,118         14,118              14,082         14,109
                                                      ==========     ==========          ==========     ==========

             The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                                       1998           1999
                                                                    --------       --------
Cash flows from operating activities:
 Net income                                                         $ 11,373       $  4,017
 Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                        1,259            363
  Changes in assets and liabilities:
   Accounts receivable                                                (5,738)        (5,308)
   Inventories                                                         1,442          1,403
   Prepaid expenses and other current assets                            (120)           267
   Other assets                                                           21         (1,291)
   Trade accounts payable                                              1,205          5,294
   Accrued and other liabilities                                       3,458         (1,396)
                                                                    --------       --------
         Net cash provided by operating activities                    12,900          3,349
                                                                    --------       --------

 Cash flows from investing activities:
  Redemption/purchase of marketable securities                         2,923         (5,497)
  Purchase of property and equipment                                  (1,353)           197
                                                                    --------       --------
         Net cash provided by (used in) investing activities           1,570         (5,300)
                                                                    --------       --------

Cash flows from financing activities:
  Exercise (repurchase) of stock under stock plans                       619            361
                                                                    --------       --------
         Net cash provided by financing activities                       619            361
                                                                    --------       --------

Net increase (decrease) in cash                                       15,089         (1,590)

Cash and cash equivalents, beginning of period                        43,637         51,013
                                                                    --------       --------

Cash and cash equivalents, end of period                            $ 58,726       $ 49,423
                                                                    ========       ========

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

            The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1999, the cash flows for the nine months ended September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999, which results are not necessarily indicative of results on an annual basis. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.    BALANCE SHEET DETAIL (IN THOUSANDS):


                                                                   December 31,          September 30,
                                                                      1998                   1999
                                                              ---------------------  --------------------
INVENTORIES
        Raw materials                                               $ 1,447                     521
        Finished goods                                                1,383                     906
                                                                    -------                 -------
                                                                    $ 2,830                 $ 1,427
                                                                    =======                 =======

ACCRUED AND OTHER LIABILITIES:
           Royalties payable                                        $ 1,335                 $ 3,719
           Accrued payables                                           3,647                   2,956
           Accrued product-related obligations                        6,589                   3,622
           Accrued compensation and related expenses                  1,487                   1,844
           Income taxes payable                                       4,583                   4,054
                                                                    -------                 -------
                                                                    $17,641                 $16,195
                                                                    =======                 =======

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

      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                   Three Months                  Nine Months
                                                               Ended September 30,           Ended September 30,
                                                               1998           1999           1998           1999
                                                            ----------     ----------     ----------     ----------
Numerator - Basic and Diluted EPS
     Net income available to common stockholders            $    4,466     $      162     $   11,373     $    4,017
                                                            ==========     ==========     ==========     ==========

Denominator - Basic EPS
     Weighted average shares outstanding                        13,920         14,031         13,887         14,004
                                                            ----------     ----------     ----------     ----------
     Basic net income per share                             $     0.32     $     0.01     $     0.82     $     0.29
                                                            ==========     ==========     ==========     ==========

Denominator - Diluted EPS
     Denominator - Basic EPS                                    13,920         14,031         13,887         14,004
     Effect of dilutive common stock options                       198             87            195            105
                                                            ----------     ----------     ----------     ----------
     Dilutive shares                                            14,118         14,118         14,082         14,109
                                                            ----------     ----------     ----------     ----------
     Diluted net income per share                           $     0.32     $     0.01     $     0.81     $     0.28
                                                            ==========     ==========     ==========     ==========

      Options to purchase 1.4 million and 1.7 million shares of common stock were outstanding at September 30, 1998, 1999, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the nine months ended September 30, 1998 and 1999, respectively.

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

      The Company believes that the above complaints are without merit and intends to defend them vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these complaints will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's financial condition and results of operations. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

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

RESULTS OF OPERATIONS

      The Company has been profitable each year since fiscal 1994, before purchase accounting adjustments. The Company's profitability is contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market, the impact of economic conditions in Japan (including the dollar/yen currency exchange rate) on the demand for Splash's products, customer purchasing patterns, and customer distribution methods. Due to these and other factors the Company's historical profitability will be difficult to sustain or exceed in the future. In addition, the Company's overall expense level is expected to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

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

      The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:


                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                        1998                1999               1998             1999
                                                     ----------          ----------         ----------       ----------
    Net revenue                                         100%                100%               100%             100%
     Cost of net revenue                                 46                  47                 46               46
                                                         --                  --                 --               --
          Gross profit                                   54                  53                 54               54
                                                         --                  --                 --               --
     Operating expenses:
          Research and development                       15                  25                 15               22
          Sales, general and administrative              15                  25                 16               24
          Facility closure charge                         -                   6                  -                2
                                                         --                  --                 --               --
               Total operating expenses                  30                  56                 31               48
                                                         --                  --                 --               --
     Income (loss) from operations                       24                  (3)                23                6
                                                         --                  --                 --               --
     Interest income                                      2                   4                  2                4
                                                         --                  --                 --               --
               Income before income taxes                26                   1                 25               10
     Provision for income taxes                           8                   -                  8                2
                                                         --                  --                 --               --
     Net income                                          18                   1                 17                8
                                                         ==                  ==                 ==               ==

      NET REVENUE. The Company's net revenue decreased 34% to $16.7 million in the three months ended September 30, 1999 from $25.3 million in the three months ended September 30, 1998. The Company's net revenue decreased 28% to $50.0 million in the nine months ended September 30, 1999 from $69.1 million in the nine months ended September 30, 1998. These decreases were primarily attributable to lower average selling prices ("ASPs") of the Company's products as well as an immaterial level of sales to its customer in Japan. The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. The lower ASPs also reflect a shift in product toward the Company's M Series Intel-based, and integrated products. These products have selling prices that are significantly lower than those of the PCI, DC and G Series products. For example, the lowest priced M Series product has a selling price of less than half that of the lowest priced G Series product.

      During the third quarter the Company delivered its first integrated product. This product has significantly lower gross margins. In addition, the Company experienced a decrease in shipments of its Intel based M Series products primarily related to Xerox's reduced shipment of M Series compatible copiers. A decrease in M Series shipments, in addition to shipments of integrated product, had an adverse affect on the Company's operating results. During the quarter ended September 30, 1999, the Company also launched its G610 and G710 server products. These products replaced the Company's PCI and DC Series products, respectively. The ASPs of these newly introduced products are lower than those of the PCI and DC Series products they replace. The G610 is only compatible with Xerox's newly introduced DC12 color laser copier. If the newly introduced Xerox DC12 color laser copier has low levels of market acceptance the Company's operating results would be adversely affected.

The Company sells a substantial portion of its products to two customers, Xerox Corporation ("Xerox"), and to a lesser extent, Fuji Xerox Company Ltd. ("Fuji Xerox") on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. There can be no assurance that either of the Company's two major customers, Xerox and Fuji Xerox, will not change their mix of product or purchasing patterns in a manner which would adversely impact net revenue. In the case of Fuji Xerox, the Company has been materially affected by an immaterial level of sales to this customer for sale in Japan in the current quarter. The Company does not expect significant sales to Fuji-Xerox for resale in Japan for at least the near term. During 1999, Fuji-Xerox changed the means by which it sold products in Japan, requiring that its OEM suppliers have a sales support and marketing organization in Japan. Until recently, the Company had a limited sales support and marketing presence in Japan and only recently began the process of adding personnel in Japan.

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

      GROSS MARGIN. Gross margins were 54% and 53% in the three months ended September 30, 1998 and 1999, respectively. Gross margins were 54% in both the nine months ended September 30, 1998 and 1999. Underlying these stable gross margins was a favorable variance related to economies of scale derived from higher unit volumes and reductions in component costs achieved through new product designs and favorable component pricing offset by lower ASPs. The Company expects that gross margins will fluctuate from period to period and will decrease in at least the near-term. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers and competitors. During the second half of the year the Company delivered its first integrated product. This product has significantly lower gross margins. In addition, the Company experienced a decrease in shipments of its Intel based M Series products primarily related to Xerox's reduced shipments of M Series compatible copiers. A decrease in M Series shipments, in addition to substantial shipments of integrated products, had an adverse affect on the Company's operating results.

      During the quarter ended September 30, 1999, the Company also launched its G610 and G710 server products. These products replaced the Company's PCI and DC Series products, respectively. The ASPs of these newly introduced products are lower than those of the PCI and DC Series products they replace. The G610 is only compatible with Xerox's newly introduced DC12 color laser copier. If the newly introduced Xerox DC12 color laser copier has low levels of market acceptance, the Company's operating results would be adversely affected. The Company expects a lower gross margin on its G Series products. Any decline in average selling prices, such as was experienced in the current quarter, which is not offset by a reduction in production costs or by sales of other products with higher gross margins will decrease the Company's overall gross margin and adversely affect the Company's operating results.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 14% to $4.2 million in the three months ended September 30, 1999 from $3.7 million in the three months ended September 30, 1998. Research and development expenses increased 9% to $11.2 million in the nine months ended September 30, 1999 from $10.3 million in the nine months ended September 30, 1998. As a percentage of net revenue, research and development increased to 25% in the three months ended September 30, 1999 from 15% in the three months ended September 30, 1998. As a percentage of net revenue research and development expenses increased to 22% in the nine months ended September 30, 1999 from 15% in the nine months ended September 30, 1998. These percentage increases reflect primarily a decline in net revenue as well as increased spending on the Company's integrated controller product. If revenues fall below expectations, these percentages may increase due to the Company's inability to adjust research and development expenses to compensate for the revenue shortfall. Except for charges related to acquisitions, all research and development costs to date have been expensed as incurred. In view of current projects under development and planned, research and development expenses may vary in absolute dollars and such expenses will vary as a percentage of net revenue.

      SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative increased 14% to $4.2 million in the three months ended September 30, 1999 from $3.7 million in the three months ended September 30, 1998. Sales, general and administrative expenses increased 8% to $12.2 million in the nine months ended September 30, 1999 from $11.3 million in the nine months ended September 30, 1998. As a percentage of net revenue, sales, general and administrative expenses increased to 25% in the three months ended September 30, 1999 from 15% in the three months ended September 30, 1998. As a percentage of net revenue, sales, general and administrative expenses increased to 24% in the nine months ended September 30, 1999 from 16% in the nine months ended September 30, 1998. These percentages increase primarily reflect a decline in net revenue. If revenues fall below expectations, these percentages may increase due to the Company's inability to adjust sales, general and administrative expenses to compensate for the revenue shortfall. The Company believes that its sales, general and administrative expenses will increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, and expand its administrative staff. Sales, general, and administrative expenses are expected to increase in absolute dollars in future periods, although such expenses may vary as a percentage of net revenue.

      FACILITY CLOSURE CHARGE. During the quarter ended September 30, 1999, the Company consolidated its research and development efforts for its integrated controller product lines into its Sunnyvale, California facility. As a result of this consolidation the Company closed its facility in Westminster, California. This facility closure resulted in a non-recurring charge of approximately $1.0 million. This charge was comprised of severance costs, a write down in fixed assets, and losses related to the vacated building lease.

      PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". The Company's effective tax rate was 22% and 34% for the nine months ended September 30, 1999 and 1998, respectively. The effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation and research and development credits.

      LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999, the Company had $64.7 million of cash, cash equivalents and marketable securities and had no borrowings under its $10 million bank line of credit. Borrowings under the line of credit bear interest at the prime rate and are available under the line of credit based on a percentage of eligible accounts receivable.

      For the nine months ended September 30, 1998, the Company generated $12.9 million in cash from operating activities primarily due to a decrease in inventories and increases in trade accounts payable and accrued and other liabilities, partially offset by increases in accounts receivable. For the nine months ended September 30, 1999, the Company generated $3.3 million in cash from operating activities, primarily due to an increase in accounts payable and a decrease in inventories, partially offset by an increase in accounts receivable and other assets and a decrease in accrued and other accrued liabilities.

      In the nine months ended September 30, 1998, investing activities provided $1.6 million, primarily from the redemption of marketable securities. For the nine months ended September 30, 1999, the Company consumed $5.3 million in investing activities, primarily related to the purchase of marketable securities.

      Financing activities were not material for the nine months ended September 30, 1998 and 1999. The Company has no material financing commitments other than its obligations under operating leases.

      The Company believes that cash flows from operations and existing cash balances will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

YEAR 2000 ISSUES

      Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has tested its current products for Year 2000 compliance and believes that its current products are Year 2000 compliant. However, the failure of the Company's current or prior products to operate properly with regard to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems, could cause a reduction in sales and could expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

      The Company also has material relationships with third party suppliers and service providers who may utilize equipment or software that may not be Year 2000 compliant, such as financial institutions, shipping companies and payroll services. The Company has conducted Year 2000 compliance inquiries of such third parties. Based upon the results of such inquiries, the Company has taken appropriate action. Nonetheless, while the Company would be affected by any such failure, the Company believes that it could continue to operate despite any such failure of a material party to be Year 2000 compliant. Failure of any third-party's equipment or software to operate properly with regard to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems and could cause a reduction in sales, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

FACTORS AFFECTING FUTURE RESULTS

      FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two large customers, Xerox and Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower, and are expected to be lower, in the December and March quarters than in the preceding September and June quarters. In addition, any increases in inventories held by the Company's customers could also result in variations in the timing of purchases by such customers. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers or that the Company will be able to prevent significant inventory issues in the future. In 1999 the Company has suffered a substantial decrease in sales to its customer, Fuji Xerox. This has materially adversely affected the Company's business and operating results. Also, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from end users fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

      The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing, component and royalty costs. The average selling price of the Company's products has decreased substantially in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue. During the quarter ended June 30, 1999 unit sales of Intel based M Series products, for the first time, exceeded unit sales of the PCI and DC Series. The Company's M Series and integrated products have selling prices that are significantly lower than those of the PCI Series, DC and G Series. For example, the Company's lowest priced M Series product has a selling price less than half that of the lowest priced G Series product. During the second half of the year the Company delivered its first integrated product. This product line is expected to have significantly lower gross margins. In addition, the Company expects a decrease in shipments of its Intel based M Series products primarily related to Xerox's reduced shipments of M Series compatible copiers. A decrease in M Series shipments, in addition to substantial shipments of integrated product, may have a significant adverse affect on the Company's operating results. During the quarter ended September 30, 1999, the Company also launched its G610 and G710 server products. These products replaced the Company's PCI and DC Series products, respectively. The ASPs of these newly introduced products are lower than those of the PCI and DC Series products they replace. The G610 is only compatible with Xerox's newly introduced DC12 color laser copier. If the newly introduced Xerox DC12 color laser copier has low levels of market acceptance the Company's operating results would be adversely affected. The Company expects a lower gross margin on its G Series products. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product, such as was experienced in the current quarter, which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Accordingly, if sales are below expectations, as they were in the current quarter, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

      DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be and have been in the past, materially and adversely affected. During 1999, sales of Splash compatible copiers by Fuji Xerox have been significantly lower than in prior periods. In particular, sales to Fuji Xerox of products for resale in Japan have been insignificant in 1999. This reduction in sales has, and any continued reduction from historical levels could, materially and adversely affect the Company's business, operating results and financial condition. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition will be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

      As a result of its reliance on Xerox and Fuji Xerox, the Company currently has a relatively small sales and marketing organization and has limited experience with direct sales efforts. Any change in the sales and marketing efforts of Xerox or Fuji Xerox with respect to Splash's products, including any reduction in the size or effectiveness of the Xerox or Fuji Xerox sales and marketing forces, or changes in incentives for Xerox or Fuji Xerox salespersons to sell Splash products or color servers produced by competitors of Splash, could have and has had a material adverse effect on the Company's business, operating results and financial condition. During 1999, Fuji Xerox changed the means by which it sold products in Japan, requiring that its OEM suppliers have a sales support and marketing organization in Japan. Until recently, the Company had a limited sales support and marketing presence in Japan and only recently began the process of adding personnel in Japan.

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

      INVENTORY RISKS. Xerox and Fuji Xerox may from time to time carry excess inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. The Company believes that inventory levels have, in the past, been and may still be higher than normal at its customers which materially adversely affects the Company's business and operating results. There can be no assurance that the Company will receive sufficient information from Xerox, Fuji Xerox or other customers over time or that the Company will in any event be able to prevent the recurrence of similar problems in the future. As a result, Splash's customers, among other things, may be required to discount excess inventory, may experience difficulty in selling excess inventory, may experience reduced sales of new products or may become dissatisfied with their relationship with Splash. The Company's customers, in an effort to reduce their inventory levels, order product with increasingly shorter lead times. If the Company can not deliver product within these shortened lead times it would have a materially adverse affect on the Company's results. Although customers have no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to significant customers. Reduced sales of Splash products by Xerox or Fuji Xerox or any financial or other accommodation made to Xerox or Fuji Xerox have had and would have in the future a material adverse effect on the business, operating results and financial condition of Splash.

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

      DEPENDENCE ON COMPONENT AVAILABILITY, COST, AND CERTAIN SUPPLIERS. The majority of the Company's current products require the use of an Apple as a computer platform. In the past, Apple has experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. In addition, Apple has experienced significant changes in management. If Apple were to discontinue production of models with which Splash products operate or were unable to provide or otherwise cease to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially and adversely affected. For example, Apple phased out the manufacture of Power Macintosh products based on the NuBus architecture in the second half of calendar 1995 in favor of Power Macintosh products based on the PCI bus architecture. As a result, the Company had to expend significant resources and faced substantial risk of technological failure or lack of market acceptance in developing and introducing its PCI-based products. In addition, the Company has experienced sourcing difficulties related to Apple's delay in the release of new models. The Company ships products which may contain discontinued components. The Company has experienced sourcing difficulties in procuring discontinued components in the past. There can be no assurance that the Company will not experience similar difficulties in the future. Any extended delay between the discontinuation of an existing model and the release of an enhanced model by Apple could have a material adverse effect on the Company's business, financial condition and results of operations. Any efforts of the Company to migrate its products to different computer platforms will require a substantial expenditure of resources and time, and there can be no assurance that any such products can be successfully developed or introduced in a timely fashion and at competitive cost or otherwise achieve widespread market acceptance.

      Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Intel motherboards and processors, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems and the discontinuation of computers used in Splash's current products. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from several suppliers. A change in memory suppliers could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. During the second half of 1999, the memory market has been extremely volatile. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time, including in the current quarter, experienced shortages in deliveries of certain ASICs sourced exclusively from Toshiba Corporation, which shortages have impacted production. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

      The Company purchases components comprising a portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix and SCI. The Company currently sources most of its Apple Macintosh computers that serve as the platforms for its DC, PCI and G series color servers from Apple. The Company is currently operating on a purchase order basis with Apple.

      The market prices and availability of certain components, particularly memory, other semiconductor components, Apple Macintosh computers and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's operating results and financial condition.

      DEPENDENCE ON THIRD PARTY MANUFACTURERS. The Company generally outsources the manufacture of its products to third party subcontract manufacturers including SCI and Logistix. Logistix and SCI purchase the components used in Splash boards from their component suppliers and perform double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis. SCI also performs in-warranty and out-of-warranty repair of failed boards for the Company's products. The Company directly purchases Apple Macintosh computers, Intel designed components, monitors and memory, and furnishes these components, as well as the SCI-assembled boards, to Logistix and SCI for final assembly. Logistix and SCI directly purchase a portion of the components used in Splash color servers and do all final assembly and system configuration.

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

      If SCI, Logistix, or other third party manufacturing facilities utilized by the Company become unavailable to the Company, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, operating results and financial condition could be adversely affected. Although the Company believes that there is a variety of companies available with the capability to provide the Company with such services, there can be no assurance that the Company would be able to enter into alternative third party manufacturing arrangements on terms satisfactory to the Company, in a timely fashion, or at all.

      DEPENDENCE ON SINGLE PRODUCT LINE. Substantially all of Splash's current shipments consist, and are expected to continue to consist, of the Company's color server products. Because of this product concentration, a significant decline in demand for or pricing of these products would have and has had a material adverse effect on the Company's business, operating results and financial condition, whether as a result of a decline in sales of complementary Xerox and Fuji Xerox copiers; a decline in the market for Apple Macintosh computers; increased sales by Xerox or Fuji Xerox of color servers offered by competitors of the Company or developed internally by Xerox or Fuji Xerox; new product introductions by competitors; price competition; or technological change. Any decline in the market for this product line or any failure to timely produce new and enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

      RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. In 1998, the Company's main competitor added enhancements to its product that competed with the Company's DC Series products. These enhancements have had, and may continue to have, an adverse effect on the market acceptance of the Company's DC Series products and its successor, the G710 product. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of current products and products under development, effective manufacturing processes and the success of promotional efforts.

      In 1999, the Company began significant volume shipments of products based on Intel designed components as well as its new generation of Apple based product. There can be no assurance that these Intel or Apple based products or, for that matter, any of the Company's future products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new products or versions in a timely manner, or if such new products or releases do not achieve timely and widespread market acceptance, it would have a material adverse effect on the Company's business, operating results and financial condition.

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

      DEPENDENCE ON KEY PERSONNEL. Because of the nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees and does not maintain key person life insurance policies on any of its employees. During the first half of 1999 the Company's chief financial officer and vice president of sales and marketing left the Company. As a result, the Company is highly dependent on the services of its Chief Executive Officer, Kevin Macgillivray. The loss of his services could have a material adverse effect on the Company's business.

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

      ITEM 3.     DEFAULT UPON SENIOR SECURITIES
                  NONE

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  NONE

      ITEM 5.     OTHER INFORMATION
                  NONE

      ITEM 6.     EXHIBITS
                  27.1     FINANCIAL DATA SCHEDULE

                  REPORTS ON FOR 8-K
                  NONE

                                    SIGNATURE

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on November 9, 1999.


                                     SPLASH TECHNOLOGY HOLDINGS, INC


                                     By: /s/     Kevin Macgillivray
                                         --------------------------------------
                                                 Kevin Macgillivray
                                          President and Chief Executive Officer