Form 10-K405
period 1999-12-31
SPLASH TECHNOLOGY HOLDINGS INC
filed 2000-03-30
CIK 1020394

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-21171

                            ------------------------

                        SPLASH TECHNOLOGY HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0418472
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

   555 DEL REY AVENUE, SUNNYVALE, CA                          94086
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (408) 328-6300

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                   PAR VALUE

                                                                 (Title of
Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 2000 was approximately $207.7 million based upon the closing price of the common stock on the Nasdaq Stock Market for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may, under certain circumstances, be deemed to be an affiliate. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of Registrant's Common Stock as of March 6, 2000 was 14,139,775.

    Documents incorporated by reference: Items 10,11,12 and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000. This Report contains 55 sequentially numbered pages of which this is Number 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    ON OCTOBER 13, 1997, THE COMPANY'S BOARD OF DIRECTORS APPROVED A CHANGE IN THE COMPANY'S FISCAL YEAR END FROM SEPTEMBER 30 TO DECEMBER 31, COMMENCING JANUARY 1, 1998. FOR COMPARATIVE PURPOSES THE CONSOLIDATED STATEMENT OF OPERATIONS AND CONDENSED CASH FLOW STATEMENTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 ARE PRESENTED ON A PRO FORMA BASIS.

ITEM 1.  BUSINESS

    Splash develops, produces and markets color servers that provide an integrated link between desktop computers and digital color laser copiers and wide format printers and enable such devices to provide high quality, high speed, networked color printing. These hybrid systems, consisting of color servers and digital color laser copiers (referred to as connected or multifunction copiers), support multiple uses including image scanning, image manipulation, printing and photocopying. The Company's products feature advanced color correction, color calibration and separations support, variable data printing, large format, ease of use, time-saving work flow functionality, simulation of many color monitors and printing presses, and automatic correction for certain printing workflow problems. Splash's color servers are commonly accessed by users across networks of Windows-based personal computers, Power-PC personal computers and UNIX-based computers.

    Splash sells its color server products primarily to two of the leading providers of color copiers, Xerox Corporation including its affiliates, such as Xerox Ltd. in Europe, ("Xerox") and, to a significantly lesser extent, Fuji Xerox Company Ltd., including its affiliates ("Fuji Xerox"). The original equipment manufacturers ("OEMs") integrate the Company's color servers with their digital color copiers and sell the connected systems to end users through a worldwide direct distribution network. Users of the Company's color servers include magazine publishers, advertising firms, graphic arts firms, publishing services providers, prepress and printing firms, and Fortune 500 companies with in-house graphics, marketing and advertising and publishing needs.

    On February 29, 2000, the Company announced its T Series product line. This product will be distributed exclusively through IKON Office Solutions ("IKON") in North America. This is the Company's newest channel partner.

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

    Splash's primary product lines include the Splash Professional Color Imaging ("PCI" Series), first introduced in May 1996, the Splash for DocuColor ("DC" Series), first introduced in September 1996, the Splash M Series, first introduced in November 1998, the Splash G Series, first introduced in September 1999, and the Company's integrated controller product, first introduced in October 1999. The PCI, DC, and G products generally use Apple computers and are compatible with the PCI bus architecture. The Splash M Series is based on the Intel family of processors using the Linux operating system. The integrated controller products use Motorola processors. The retail prices to end users of Splash products vary by geographical region, model and configuration. For example, depending on the model and configuration, the retail prices to end users of the G Series currently range from approximately $26,000 to $40,000 in the United States. The retail price to end users of the M Series ranges from approximately $10,000 to $15,000.

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

    The Company's products include Splash-designed copier interface boards integrated with a standard computer system and Splash software written for the server and its networked clients. The Splash copier interface board uses double-sided surface mount technology and includes a number of advanced design features such as a proprietary application specific integrated circuit (ASIC), certain other custom FPGAs and ASICs, and can contain a large frame buffer, all in a PCI form factor.

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

    SPLASH COLORCAL. Splash ColorCal is a fast, easy-to-use calibration utility that utilizes a unique randomized calibration target and a copier's built-in digital scanning capability for calibration. By making calibration fast and simple, 3-step process, and eliminating the need for separate, expensive densitometers, Splash provides a mechanism for frequent calibration that assures reproducible, consistent color. All Splash Match color profiles (RGB and CMYK) are updated simultaneously upon completion of calibration. Splash Match also provides an "expert mode" of operation that allows the user to customize a copier's output to the unique print characteristics of a given press intended for final printing.

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

    VARIABLE DATA PRINTING. Combined with a digital color copier/printer, this solution can provide printers, service bureaus and trade shops with the ability to offer their customers cost effective, personalized, or one-to-one marketing materials.

    SPLASH EDIT. Splash Edit is a utility that enables the user to change certain print settings at the Splash server after the print job has been sent by the user across the network. Changeable print settings include; number of copies, tray selection, color correction choice, page range and sorter. Because these settings can be changed at the Splash server next to the copier, the user saves time by not having to return to the client computer to resend the file.

    SPOT PROOF MATCHING. Spot Color Matching allows the printing of spot colors (within the color gamut of the copier) without converting them to process color and without interrupting the user's existing work flow. This feature is optionally engaged for composite printing and automatically engaged for separations printing.

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

    SPLASH WEBQUE MANAGER. Allows users to remotely manage jobs of the color server from any web-browser.

    AUTO TRAPPING. Improves image quality by removing random mis-registration problems of the print engine.

SALES AND MARKETING

    Splash sells its color server products primarily to two of the leading providers of color copiers, Xerox and, to a significantly lesser extent, Fuji Xerox. These OEMs integrate the Company's color servers with their digital color copiers and sell the connected systems to end users through a worldwide direct distribution network. Xerox sells primarily in North America, South America and Europe, while Fuji Xerox sells primarily in Japan and the Asia Pacific region. Xerox and Fuji Xerox each provide primary customer service through their worldwide networks, while Splash provides backup support to Xerox and Fuji Xerox. These relationships allow Splash to provide strong customer support at the local level as well as providing Splash with a valuable source of input for product enhancement. Splash believes that the strength of Xerox and Fuji Xerox in the office equipment market provides the Company with a significant opportunity to expand its presence in the end user office printing market.

    Xerox and Fuji Xerox sell Splash products as well as competing color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance that the Company will continue to receive orders from Xerox or Fuji Xerox. The Company has experienced declines in sale levels to its customers, in particular, in 1999, sales to Fuji Xerox fell substantially. Any additional decreases in the level of sales to Xerox or Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

    As of December 31, 1999, the Company employed 65 people in sales and marketing. These people primarily support Xerox's sales force while Fuji Xerox is supported by its own personnel. Splash's sales and marketing personnel typically provide this support through sales literature, periodic training, customer symposia, pre-sales support and joint sales calls. The Company also participates in industry trade shows and conferences, distributes sales and product literature and has a public relations plan intended to generate coverage of the Company's products and technology by editors of trade journals.

    Splash believes that in order to increase its market penetration, enhance brand awareness, and to open new distribution channels, such as the recently announced IKON distribution channel, it must continue to expand its sales and marketing efforts. The Company plans to recruit and hire additional field personnel in Europe, the United States, the Asia Pacific region and Latin America, as well as to expand its marketing programs. There can be no assurance that the Company will be able to hire additional personnel, expand its marketing programs or that the Company will be able to increase its market penetration.

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

    COMMERCIAL AND SHORT-RUN PRINTING. The commercial printing market represents the highest quality and highest volume color printing production. Firms in this market typically have their roots in traditional offset press printing, in which output is developed in-house at businesses and other organizations, prepared for printing by service bureaus and trade shops (which often perform prepress services as described below) and then delivered to the commercial printer for printing on large, expensive printing presses. In recent years, many firms in the commercial printing market have begun to expand into prepress and short-run printing services. These firms use color server-based printing devices to more rapidly and less expensively produce pre-proofs of color output. In addition, many of these firms have begun to use color server-based printing devices as a less expensive alternative for printing in smaller quantities. End users of Splash products in this segment include Quad Graphics, Quebecor, and R.R. Donnelley & Sons Company.

    PREPRESS AND PHOTO LABS. The prepress market consists of service bureaus and trade shops which handle complex color production for end users that intend to send print jobs to short-run and commercial printing firms for high quality or high volume printing, as well as photo labs which provide high-end photographic services. Prepress firms work closely with end users and the local commercial printers that perform the print jobs. Prepress firms provide high end scanning, image retouching, imagesetter output of color separation films for proofing and, in some cases, the production of contract proofs which serve as the standard for the commercial print run. Firms in this market are utilizing color server-based printing devices as a means to reduce the cost and turnaround time for image design, modification and pre-proofing. End users of Splash products in this segment include the Fleet Graphics and One Hour Photo Express.

    GRAPHIC ARTS AND PROFESSIONAL COLOR PUBLISHING. The graphic arts and professional color publishing market consists of in-house creative staffs and advertising agencies and design firms. These creative professionals perform extensive color design and layout, but historically have not performed print production. Users typically utilize networked personal computers and workstations for color design and use color server-based printing devices for conceptual and comprehensive designs as well as pre-proofs. Users typically compose the color image to be printed utilizing applications such as Adobe Photoshop, Adobe Illustrator, QuarkxPress, Adobe PageMaker, Corel Ventura Publisher, MetaCreations Live Picture and Macromedia Freehand. End users of Splash products in this segment include Penton Publishing, Newsday, Scholastic Canada Ltd.,, Hearst Magazines and Gibson Greetings, Inc.

    PRINT FOR-PAY. Print-for-pay firms provide a broad range of walk-in services including faxing, copying and desktop publishing. Recently these firms have begun to use connected color copiers to offer expanded color printing and copier services. Users in this market segment range from franchised and local storefronts traditionally focused on black and white copying services to specialized firms. End users of Splash products in this segment include Mail Boxes Etc., Kwik Kopy, and PIP Printing.

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

MANUFACTURING

    The Company outsources the manufacture of its products to third party subcontract manufacturers including Logistix Incorporated ("Logistix"), located in Fremont, California, and Space Craft Industries ("SCI"), located in San Jose, California. SCI purchase the components used in Splash boards from their suppliers and perform double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Splash products, on a turnkey basis. SCI also performs in-warranty and out-of-warranty repair of failed boards for the Splash products. The Company purchases Apple computers, Intel designed components, monitors and memory, and furnishes these components, as well as the SCI assembled boards, to Logistix and SCI for final assembly. Logistix and SCI also purchase a portion of the components used in Splash color servers and perform all final assembly and system configuration.

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

    If Logistix, SCI, or other third party manufacturing facilities utilized by the Company become unavailable to the Company, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, operating results and financial condition could be materially and adversely affected. Although the Company believes that there are other companies available with the capability to provide the Company with such services, there can be no assurance that the Company would be able to enter into alternative third party arrangements on terms satisfactory to the Company, on a timely basis, or at all.

    Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Macintosh computers, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. In addition, Apple has previously experienced significant financial difficulties and losses in market acceptance, and its products have particularly low levels of market acceptance in the office color printing market into which the Company is seeking to expand. The Company has also experienced difficulties related to Apple's delay in the release of new models. If Apple were to continue to experience such delays or discontinue production of the Macintosh models with which Splash products operate or were unable to provide or otherwise ceased to provide an acceptable level of end user customer support, the Company's business, operating results and financial condition would be materially adversely affected. The Company ships products which may contain discontinued components. The Company has experienced sourcing difficulties in procuring discontinued components in the past. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from a limited number of suppliers. Although other sources are available, a change in memory suppliers could require time to effect and could impact production. This risk would be exacerbated in times of short memory supply as was experienced in the Company's fourth quarter of 1999. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time experienced shortages in deliveries of components, which shortages have impacted production volume capabilities. In order to attempt to mitigate the risk of such shortages in the future, the Company increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company may be subject to an increasing risk of inventory obsolescence in the future, which could materially and adversely affect the operating results and financial condition.

    The market prices and availability of certain components, particularly memory and other semiconductor components, Apple Macintosh computers, and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Such significant fluctuations have had and may continue to have a material adverse effect on the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

    Splash's research and development efforts are focused on color science, application workflow, ASIC and board design, software and computer systems integration and the continued development of new and enhanced products. The Company also works closely with key technology partners including Adobe, Apple, Fuji Xerox and Xerox.

    The Company has historically devoted a significant amount of its resources to research and development. As of December 31, 1999, the Company had 68 employees engaged in research and development. Research and development expenses in the years ended 1997, 1998 and 1999 were $7.6 million, $13.6 million and $15.2 million, respectively. The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of products under development, effective manufacturing processes and the success of promotional efforts.

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

    The Company believes that the principal competitive factors in its markets are product features, functionality and performance; strength of distribution channels, including sales capability and after-market support; brand name recognition and market share; and price. The Company believes that it competes favorably with respect to product features, functionality and performance, including color and print quality and the open architecture of the Company's systems. Splash was the first to introduce a number of significant features to the multifunction color copier market, and its products currently provide certain features and functionality not offered by competitors. However, Splash's competitors also offer certain unique features and functionality that are not offered by the Company. EFI also has substantially greater name recognition and a significantly larger installed base than the Company, its products operate with a broader range of color photocopier systems and its products are generally priced less than those of Splash. EFI has historically had higher operating margins than Splash which could allow EFI to increase pricing pressure on Splash or to respond more effectively to any third party pricing pressures. The Company also believes that it competes favorably in many distribution channels addressed by Xerox and Fuji Xerox, but the Company's products do not support the range of products from different manufacturers supported by EFI and other competitors, and the Company's relationship with the Xerox distribution channel is currently not as strong in certain geographical areas, where the Company historically has had a smaller market presence and lesser support capabilities.

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

INTELLECTUAL PROPERTY

    The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. The Splash software included as a part of the Company's products is sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company owns several patents. There can be no assurance that any trademark or copyright owned by the Company, or any patent, trademark or copyright obtained by the Company in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the

United States. Thus, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result and has resulted in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

    On December 20, 1999 Electronics For Imaging ("EFI") filed a complaint in the United States District Court for the Northern District of California against the Company ("The EFI Complaint"). The complaint alleges that the defendant's products infringe upon three EFI patents. The suit is aimed at enforcing patents in the areas of color management, color calibrations, and continuous printing technologies.

    On January 10, 2000 the Company filed a counter complaint in the United States District Court for the Northern California District of California against EFI ("The Splash Complaint"). The Complaint alleges EFI infringed upon a Company patent. The Company's complaint also alleges that EFI has engaged in a continuing pattern of anti-competitive practices in an effort to control the market for color servers.

    There has been no discovery to date and no trial is scheduled in these actions. The Company believes it has meritorious defenses regarding the EFI Complaint and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in these actions could have a material adverse affect on the Company's business, results of operations and financial condition. Currently, the amount of such material effect cannot be reasonably estimated.

    The Company is contractually required to place the source code for software related to Xerox products in escrow for the benefit of Xerox, and such software will be released to Xerox in the event that the Company either files bankruptcy and as a result is unable to deliver products for the thirty (30) days of the previously committed date, or ceases operations.

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

EMPLOYEES

    As of December 31, 1999, the Company employed 168 people, including 68 in research and development, 15 in operations, 65 in sales and marketing, and 20 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

    The Company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the Company's industry is intense, and there can be no assurance the Company will be successful in retaining its key employees or replacing employees who leave the Company, that it will be able to attract skilled personnel necessary for the development of its business.

EXECUTIVE OFFICERS AND KEY PERSONNEL

    The following table sets forth certain information regarding the executive officers, directors and other key personnel of the Company as of December 31, 1999:

NAME                         AGE                         POSITION
----                         ---                         --------
Kevin K. Macgillivray....     40      President, Chief Executive Officer and Chairman
John Ritchie.............     34      Vice President, Finance
Sally Cabbell............     60      Vice President, Human Resources
Richard A. Falk..........     40      Chief Technical Officer

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

    JOHN RITCHIE was promoted to Chief Financial Officer effective
January 2000. Previous to that he served as Vice President, Finance for the Company. Mr. Ritchie joined the Company in early 1996 and served as the Corporate Controller until July 1999. From 1993 to 1996, Mr. Ritchie was a divisional controller for Western Waste Industries, an environmental services firm. From 1989 to 1993, Mr. Ritchie held various financial positions at Oce Graphics USA, a computer peripherals manufacturer. Mr. Ritchie received a B.S. in Business Administration with a concentration in accounting from San Jose State University.

    SALLY CABBELL joined Splash after serving at PricewaterhouseCoopers from 1983-1999, where she led the Compensation and Human Resources Consulting practice in the West Region, with a 2 year departure to serve as a private consultant to Longs Drug Stores. Ms. Cabbell's previous four years were spent as Vice President, Consulting Services at Borgman Associates. Ms. Cabbell held other corporate human resources management positions at Litton Microwave, Tonka Toys, Cities Service Company, and Royal Insurance Company.

    RICHARD A. FALK was promoted to Splash's Chief Technical Officer in 1999. Previously Mr. Falk served as Splash's Chief Scientist since the Splash Acquisition in January 1996. From October 1992 until the Splash Acquisition, Mr. Falk served in various engineering positions with SuperMac and Radius. From July 1983 to October 1992, Mr. Falk worked for ROLM Corporation in a variety of development, engineering and management positions. Mr. Falk received a B.A. in Physical Sciences and an M.B.A. from the University of California, Berkeley.

    DAVID EMMETT joined Splash in February 2000 as Senior Vice President, Engineering after spending 2 years as senior Vice President, Engineering at Peerless Systems Corporation in El Segundo, California. Mr. Emmett's previous
4 years were spent at Adobe Systems, where he managed the Acrobat business unit, and subsequently transferred to the Printing and Systems Division where he was Vice President, Engineering. Mr. Emmett studied Physics and Pure Mathematics at Exeter University in England, and has an MBA from Pepperdine University.

FACTORS AFFECTING FUTURE RESULTS

    FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two large customers, Xerox and, to a significantly lesser extent, Fuji Xerox. These customers have historically made a significant portion of their purchases of the Company's products in the June quarter and September quarter. As a result, the Company's sales have historically been lower in the December and March quarters than in the preceding September and June quarters. In addition, inventory balancing activities by the Company's customers have resulted and may continue to result in variations in the timing of purchases by such customers. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers or that the Company will be able to prevent significant inventory issues in the future. In 1999 the Company suffered a substantial decrease in sales to its customer, Fuji Xerox. This materially adversely affected the Company's business and operating results for 1999. Also, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

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

    The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing, component and royalty costs. The average selling price of the Company's products has decreased substantially in the past and may continue to do so, primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue.

During the quarter ended June 30, 1999 unit sales of Intel based M Series products, for the first time, exceeded unit sales of the higher priced PCI and DC Series. During the second half of 1999, the Company delivered its first controller device incorporated into the structure of the copier ("Integrated Product"). This product line is expected to have significantly lower gross margins. The Company's M Series and integrated products have selling prices that are significantly lower than those of the PCI, DC, and G Series. For example, the Company's lowest priced M Series product has a selling price of approximately less than half that of the lowest priced G Series product. In addition, the Company expects a decrease in shipments of its Intel based M Series products primarily related to Xerox's reduced shipments of M Series compatible copiers. A decrease in M Series shipments in the fourth quarter of 1999, in addition to substantial shipments of integrated product, had a significant adverse affect on the Company's operating results. In
September 1999, the Company also launched its G610 and G710 server products. These products replaced the Company's PCI and DC Series products, respectively. The average selling price ("ASPs") of these newly introduced products are lower than those of the PCI and DC Series products they replaced. The G610 is only compatible with Xerox's newly introduced DC12 color laser copier. If the newly introduced Xerox DC12 color laser copier has low levels of market acceptance, the Company's operating results would be adversely affected. The Company expects a lower gross margin on its G Series products. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product, such as was experienced in 1999, which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Accordingly, if sales are below expectations, as they were in 1999, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

    EMERGING COLOR SERVER MARKET. The markets for digital color copiers and connected color servers are relatively new, and because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. The color server market has, in the past, grown more slowly than anticipated. If the market continues to grow slowly, or not grow at all, the Company's business, operating results and financial condition will be adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance that the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

    DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and, to a substantially lesser extent, Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. Sales to Xerox in the years ending December 31, 1997, 1998, and 1999 accounted for approximately 51%, 77%, and 88% respectively, of the Company's net revenue, and sales to Fuji Xerox in such periods accounted for approximately 48%, 19%, and 11%, respectively, of net revenue. As a result, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon Inc. ("Canon"), which the Company believes has the largest share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox with which Splash's products are compatible decrease, the Company's business, operating results and financial condition would be and have been in the past, materially and adversely affected. During 1999, sales of Splash compatible copiers were significantly lower than in prior periods. In particular, sales to Fuji Xerox of products for resale in Japan were negligible in 1999. This reduction in sales has, and any continued reduction from historical levels could, materially and adversely affect the Company's business, operating results and financial condition. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition will be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at such facility could materially and adversely affect the Company's business, operating results and financial condition.

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

    INVENTORY RISKS. Xerox and Fuji Xerox may from time to time carry excess inventory of Splash color servers, inaccurately project future demand for Splash products or fail to optimally manage their ordering of Splash products, any of which could result in a significant decrease in orders from such customers in subsequent periods. In addition, the Company believes that inventory levels in 1998 were higher than normal at Fuji Xerox Japan, which has materially adversely affected the Company's business and operating results. There can be no assurance that the Company will receive sufficient information from Xerox, Fuji Xerox or other customers over time or that the Company will in any event be able to prevent the recurrence of similar problems in the future. As a result, Splash's customers, among other things, may be required to discount excess inventory, may experience difficulty in selling excess inventory, may experience reduced sales of new products or may become dissatisfied with their relationship with Splash. The

Company's customers, in an effort to reduce their inventory levels, order product with increasingly shorter lead times. If the Company can not deliver product within these shortened lead times it would have a materially adverse affect on the Company's results. Although customers have no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to significant customers. Reduced sales of Splash products by Xerox or Fuji Xerox or any financial or other accommodation made to Xerox or Fuji Xerox could have a material adverse effect on the business, operating results and financial condition of Splash.

    DEPENDENCE ON ADOBE SYSTEMS INCORPORATED. The majority of the Company's products depend on the PostScript page description language software developed by Adobe Systems Incorporated ("Adobe") and licensed by the Company from Adobe on a non-exclusive basis. Any delay in the release of future versions of PostScript by Adobe or in the upgrade of the Company's products to be compatible with current or future versions of PostScript, or any material defects in any versions of PostScript software (including defects identified in connection with upgrades of the Company's products), could have a material adverse effect on the Company's business, operating results and financial condition. The Company has, and may continue to experience, delays in the release of its products due to Adobe product delays. The Company is required to pay a royalty for each copy of PostScript that is incorporated in Splash products, which royalty constitutes a substantial portion of the total manufactured cost of the Company's products. In addition, the Company is required to permit testing by Adobe of the beta release version of the Company's products, and the Company cannot begin shipping any version until such version meets Adobe's quality standards. The license agreement between the Company and Adobe expires in March 2003, subject to renewal upon mutual consent. There can be no assurance that Adobe will continue to enjoy its leadership position in the market, renew the current license at the end of its term or license future versions of PostScript to Splash on terms favorable to Splash or at all. If the license agreement between Adobe and the Company is terminated for any reason or the Company's relationship with Adobe is impaired, the Company could be required to change to an alternative page description language which would require the expenditure of significant resources and time and could significantly limit the marketability of the Company's products. Any increase in royalties payable to Adobe also could have a material adverse effect on the Company's operating results. In addition, the Adobe PostScript software is incorporated in the products of certain of the Company's competitors. The Company's business could be materially and adversely affected if Adobe were to make available to the Company's competitors future versions of Adobe PostScript software that include enhancements to the Adobe PostScript software that were originally developed or implemented by Splash.

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

    Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include Intel motherboards and processors, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems and the discontinuation of computers used in Splash's current products. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from several suppliers. A change in memory suppliers could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. During the second half of 1999, the memory market was extremely volatile. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time, including several instances in 1999, experienced shortages in deliveries of certain ASICs sourced exclusively from Toshiba Corporation, which shortages have impacted production. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

    The Company purchases components comprising a portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix and SCI. The Company currently sources most of its Apple Macintosh computers that serve as the platforms for its DC, PCI, and G Series color servers from Apple. The Company is currently operating on a purchase order basis with Apple.

    The market prices and availability of certain components, particularly memory, other semiconductor components, Apple Macintosh computers and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's operating results and financial condition. During late 1999, the Company experienced a significant increase in the price of memory. This resulted in a reduction in gross margins.

    DEPENDENCE ON SINGLE PRODUCT LINE. Substantially all of Splash's current shipments consist, and are expected to continue to consist, of the Company's color server products. Because of this product concentration, a significant decline in demand for or pricing of these products would have a material adverse effect on the Company's business, operating results and financial condition, whether as a result of a decline in sales of complementary Xerox and Fuji Xerox copiers; a decline in the market for Apple Power Macintosh computers; increased sales by Xerox or Fuji Xerox of color servers offered by competitors of the Company or developed internally by Xerox or Fuji Xerox; new product introductions by competitors; price competition; or technological change. Any decline in the market for this product line or any failure to timely produce new and enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RISKS ASSOCIATED WITH ACQUISITIONS. The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company has acquired and may continue to acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. To date, the Company has completed two acquisitions: Quintar Company ("Quintar") and ColorAge ("ColorAge") in May and October of 1997, respectively.

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

    There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. The addition of Splash as a defendant in any claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. In December 1999 EFI filed suit against Splash for patent infringement. Any need to redesign the products or enter into any royalty or licensing agreement as the result of any alleged infringement could have a material adverse effect on the Company's business, operating results and financial condition.

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

    INTERNATIONAL SALES. All sales to Fuji Xerox and some Xerox affiliated entities are international sales. International sales accounted for approximately 62%, 49%, and 44% of net revenue in 1997, 1998, and 1999, respectively. In addition, although a majority of sales to Xerox are accounted for as U.S. sales, Xerox has a significant international customer base, and the Company believes that a portion of Splash products purchased by Xerox are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, which could in turn result in a reduction in net revenue and profitability. In addition, to the extent that an increased portion the Company's sales are denominated in foreign currencies, the Company could be exposed to currency exchange risks. Other risks inherent in international sales include unexpected changes in regulatory requirements, tariffs and other trade barriers and uncertainties relative to regional circumstances. These risks, and in particular risks related to the economic circumstances in Japan, could have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company's business, operating results and financial condition would be materially adversely affected if foreign markets do not continue to develop.

    DEPENDENCE ON KEY PERSONNEL. Because of the nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees and does not maintain key person life insurance policies on any of its employees. During the first half of 1999 the Company's chief financial officer and vice president of sales and marketing left the Company. The position of Chief Financial Officer was filled in early
January 2000. The Company is highly dependent on the services of its Chief Executive Officer, Kevin Macgillivray. The loss of his services could have a material adverse effect on the Company's business.

ITEM 2.  PROPERTIES

    The Company's principal operations are located in a leased facility of approximately 24,000 square feet in Sunnyvale, California. The lease on this building expires in 2001, and the Company has an option to extend the lease for five additional years. The Company also leases office suites in Paris, France, Singapore, United Kingdom, and Germany primarily for sales and marketing efforts in Europe and South East Asia. The initial lease term for the French offices expired in April 1998, and the lease is automatically renewed every three months after April 1998 unless one of the parties to the lease gives prior notice of termination. The lease term for the Singapore office expires in April 2000. The Company also leases office space in Westminster, California, which expires in March 2003 and office space in Billerica, Massachusetts, which expires in May 2002. The Company is evaluating its future facility needs.

ITEM 3.  LEGAL PROCEEDINGS

    In January 1999, two class action complaints were filed in the United States district Court for the Northern District of California against the Company, certain of its officers and directors, and certain underwriters. The complaints allege that defendants made false and misleading statements about the Company's business condition and prospects during a class period of January 7, 1997--October 13, 1998, and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints in both actions seek damages of an unspecified amount.

    On December 20, 1999 Electronics For Imaging ("EFI") filed a complaint in the United States District Court for the Northern District of California against the Company. The complaint alleges that the defendant's products infringe upon three EFI patents. The suit is aimed at enforcing patents in the areas of color management, color calibrations, and continuous printing technologies.

    On January 10, 2000 the Company filed a counter complaint in the United States District Court for the Northern California District of California against EFI. The complaint alleges EFI infringed upon a Company patent. The Company's complaint also alleges that EFI has engaged in a continuing pattern of anti-competitive business practices in an effort to control the market for color servers.

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

    The Company's secondary public offering of common stock was effected through the Registration Statements on Form S-1 (File No. 333-32243) that was declared effective by the SEC on August 20, 1997. Net proceeds to the Company from this offering was approximately $48.4 million.

    As of March 6, 2000, the Company's common stock was held by approximately 100 stockholders of record.

    The following table lists the high and low closing quotations during each quarter the stock traded in the years ended December 31, 1999, 1998, and 1997.

                                                                     1999
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................   $10.31     $ 6.00
Second Quarter..............................................     9.63       5.56
Third Quarter...............................................     7.88       5.67
Fourth Quarter..............................................     9.50       5.44

                                                                     1998
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................   $23.81     $11.00
Second Quarter..............................................    21.38      15.00
Third Quarter...............................................    25.13      13.13
Fourth Quarter..............................................    14.25       6.50

                                                                     1997
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................   $39.00     $21.00
Second Quarter..............................................    36.13      21.00
Third Quarter...............................................    43.88      32.00
Fourth Quarter..............................................    47.69      19.88

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following information has been summarized from the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in connection with such consolidated financial statements and the related notes thereto.

                                                          SPLASH TECHNOLOGY HOLDINGS, INC.
                                             ----------------------------------------------------------
                                                             THREE MONTHS
                                              YEAR ENDED        ENDED        YEAR ENDED     YEAR ENDED
                                             SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1997            1997           1998           1999
                                             -------------   ------------   ------------   ------------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Net revenue..............................     $76,327        $ 22,237        $84,778        $70,008
  Cost of net revenue......................      37,229          10,477         38,943         33,413
                                                -------        --------        -------        -------
    Gross profit...........................      39,098          11,760         45,835         36,595
                                                -------        --------        -------        -------
  Operating expenses:
    Research and development...............       6,062           2,638         13,602         15,244
    Sales and marketing....................       6,051           2,623         10,952         12,638
    General and administrative.............       2,690             633          3,878          3,738
    Technology write-off...................      11,039          26,900             --             --
    Facility write-off.....................          --              --             --            998
                                                -------        --------        -------        -------
      Total operating expenses.............      25,842          32,794         28,432         32,618
                                                -------        --------        -------        -------
  Income (loss) from operations............      13,256         (21,034)        17,403          3,977
  Other income.............................         600              --             --             --
  Interest income (expense), net...........         655             590          1,979          3,250
                                                -------        --------        -------        -------
  Income (loss) before income taxes........      14,511         (20,444)        19,382          7,227
  Provision for income taxes...............       9,420           2,330          6,079          1,436
                                                -------        --------        -------        -------
  Net income (loss)........................     $ 5,091        $(22,774)       $13,303        $ 5,791
                                                =======        ========        =======        =======
  Basic net income (loss) per share........     $  0.42        $  (1.65)       $  0.96        $  0.41
                                                =======        ========        =======        =======
  Diluted net income (loss) per share......     $  0.41        $  (1.65)       $  0.94        $  0.41
                                                =======        ========        =======        =======
  Shares used in per share calculations--
    Basic(1)...............................      12,002          13,821         13,903         14,018
                                                =======        ========        =======        =======
  Shares used in per share calculations--
    Diluted(1).............................      12,423          13,821         14,170         14,144
                                                =======        ========        =======        =======

                                                              SPLASH TECHNOLOGY HOLDINGS, INC.
                                                              --------------------------------
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                   1998              1999
                                                              ---------------   --------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Working capital...........................................      $58,153          $ 64,443
  Total assets..............................................       93,732            98,894
  Total liabilities.........................................       20,439            18,836
  Stockholder's equity......................................       73,293            80,058

------------------------

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

OVERVIEW

    The Company operated as the Color Server Group ("CSG") division of SuperMac Technology Inc. ("SuperMac") from late 1992 to August 1994 and, after the merger of SuperMac into Radius, Inc. ("Radius") as the CSG division of Radius from August 1994 until January 1996. In January 1996, Splash was acquired by an investor group in a leveraged transaction. ("The Splash Acquisition")

    On October 13, 1997, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, commencing January 1, 1998. The following tables and descriptions present, on a pro forma basis, the year ended December 31, 1997.

    Prior to 1998, the Company had achieved significant growth in net revenue and operating income, before purchase accounting adjustments. The Company's growth is contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market, global and regional economic conditions (including the currency exchange rates), the demand for Splash's products, and customer purchasing patterns. Due to these and other factors (including an increasingly higher base from which to grow), the Company's historical growth rate was difficult to sustain and will be difficult to meet or exceed in the future. In addition, the Company's overall expense level has increased and is expected to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

    The Company establishes its expenditure levels for operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Moreover, the Company expects to continue to expand its sales and marketing, technical and customer support, research and product development and administrative activities. Accordingly, if sales are below expectations in any given period, the adverse impact of the shortfall in revenues on operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

RESULTS OF OPERATIONS

    The following table sets forth the consolidated statements of operations:

                                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                     1997                  1998                  1999
                                              -------------------   -------------------   -------------------
                                                  (PRO FORMA,
                                                  UNAUDITED)
                                                                  (AMOUNTS IN THOUSANDS)
Net revenue.................................  $ 83,192     100%     $84,778      100%     $70,008      100%
Cost of net revenue.........................    40,195      48       38,943       46       33,413       48
                                              --------     ---      -------      ---      -------      ---
  Gross profit..............................    42,997      52       45,835       54       36,595       52
                                              --------     ---      -------      ---      -------      ---
Operating expenses:
  Research and development..................     7,560       9       13,602       16       15,244       22
  Sales and marketing.......................     7,721       9       10,952       13       12,638       19
  General and administrative................     2,583       3        3,878        4        3,738        5
  Technology write-off......................    37,939      46           --       --           --        1
  Facility write-off........................        --      --           --       --          998       --
                                              --------     ---      -------      ---      -------      ---
    Total operating expenses................    55,803      67       28,432       33       32,618       47
Income (loss) from operations...............   (12,806)    (15)      17,403       21        3,977        5
Other income................................        --      --           --       --           --       --
Interest income (expense), net..............     1,162       1        1,979        2        3,250        5
                                              --------     ---      -------      ---      -------      ---
    Income (loss) before taxes..............   (11,644)    (14)      19,382       23        7,227       10
Provision for taxes.........................     9,580      12        6,079        7        1,436        2
                                              --------     ---      -------      ---      -------      ---
Net income (loss)...........................  $(21,224)    (26)%    $13,303       16%     $ 5,791        8%
                                              ========     ===      =======      ===      =======      ===

    NET REVENUE. The Company's revenue was relatively flat in 1998 at $84.8 million when compared to 1997 revenues of $83.2 million. In 1999 the Company's revenue decreased $14.8 million or 17% when compared to 1998. The flat revenue experienced in 1997 and 1998 was primarily attributable to poor economic conditions in Asia. The Company had also experienced a significant decrease in sales to its customer in Japan, partially offset by an increase in sales to Fuji Xerox in other Asian regions. In addition, particularly in light of the adverse economic circumstances in Japan, the Company believes that in 1998 inventory levels were higher than normal at Fuji Xerox which adversely affected business and operating results. The sales decrease in 1999 was primarily attributable to a continued severe decline in sales to Fuji Xerox in Japan. The Company's other significant customer, Xerox, also had lower sales activity.

    The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. In addition, the Company sells a substantial portion of its products to two customers, Fuji Xerox and Xerox Corporation on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. There can be no assurance that either of the Company's two major customers, Fuji Xerox or Xerox, will not change their mix of product or purchasing patterns in a manner which would adversely impact net revenue.

    All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a portion of Splash products purchased by Xerox are resold outside the United States. International sales accounted for 62%, 49% and 44% of net revenue in 1997, 1998 and 1999, respectively. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause and, in the case of Japan, have caused, the Company's products to become relatively more expensive to end users in a particular country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers, and ultimately to lost sales. Such pressure has and could in the future result in a reduction in net revenue and profitability.

    GROSS MARGIN. Gross margins were 52%, 54%, and 52% in 1997, 1998 and 1999, respectively. The variances in gross margins were primarily due to economies of scale derived from higher sales volumes, and reductions in component costs achieved through new product designs and favorable component pricing, offset by a sales shift toward certain lower margin pre-configured server models. In 1999 the Company introduced its first integrated controller product. This product has substantially lower margins than the Company's other products. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 79% to $13.6 million in 1998 from $7.6 million in 1997, and increased 12% to $15.2 million in 1999 from 1998. As a percentage of net revenue, research and development expenses were 9%, 16% and 22% in calendar 1997, 1998 and 1999, respectively. The increases in the absolute dollar amount of these expenses for 1997, 1998 and 1999 were primarily attributable to increased staffing and associated support required to enhance the Company's product line and to introduce new product lines. In addition, the increase in research and development expenses reflects the addition of engineering resources through the acquisitions of Quintar Holdings Corporation and ColorAge Corporation in
May 1997 and October 1997, respectively. Except for charges related to the acquisitions, all research and development costs to date have been expensed as incurred. In view of current projects under development and planned, research and development expenses may increase in absolute dollars and as a percentage of net revenue in future periods.

    SALES AND MARKETING. Sales and marketing expenses increased 43% to $11.0 million in 1998 from $7.7 million in 1997, and increased 15% to $12.6 million in 1999 from 1998. Such expenses represented 9%, 13% and 19% of net revenue for such respective periods. The increases in the absolute dollar amount of these expenditures were primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end user community and the Company's increased participation in industry trade shows. Sales and marketing expenses are expected to increase in future periods as the Company increases its sales support and marketing staff and associated costs to expand its presence in sales channels other than Xerox and Fuji Xerox. There is no assurance that the Company will be able to maintain or increase its presence in its existing customers or to successfully penetrate any additional sales channels.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 50% to $3.9 million in 1998 from $2.6 million in 1997, and decreased 5% to $3.7 million in 1999 from 1998. Such expenses represented 3%, 4% and 5% of net revenue for 1997, 1998 and 1999, respectively. The variances in these expenditures were primarily due to increased salary and related costs due to increased headcount related to the Company's efforts to enhance its corporate infrastructure to support expansion of the Company's operations. Such expenses were partially offset by administrative efficiencies. The Company believes that its general and administrative expenses may increase in absolute dollars in the foreseeable future as it continues to implement additional management and operational systems, and expands its administrative staff.

ACQUISITION RELATED AND NON OPERATING EXPENSES

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

    FACILITY CLOSURE CHARGE. During the year ended December 31, 1999, the Company consolidated its research and development efforts for its integrated controller product lines into its Sunnyvale, California facility. As a result of this consolidation the Company closed its facility in Westminster, California. This facility closure resulted in a non-recurring charge of approximately
$1.0 million. This charge was comprised of severance costs, a write down in fixed assets, and losses related to the vacated building lease.

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

    The Company's effective tax rate (excluding the purchase accounting adjustments relating to the ColorAge and Quintar acquisitions) was 36%, 31% and 20% in 1997, 1998, and 1999, respectively. The Company's effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation, tax exempt interest and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth the condensed cash flow statements for the periods indicated (IN THOUSANDS):

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                     1997                 1998             1999
                                            ----------------------   --------------   --------------
                                            (PRO FORMA, UNAUDITED)
Cash flows from operating activities:
Net income (loss).........................         $(21,224)            $13,303          $  5,791
  Adjustments to operating activities.....              622               2,626             2,516
Purchased technology......................           37,939                  --                --
Changes in assets and liabilities.........            5,110              (8,802)           (7,239)
                                                   --------             -------          --------
  Cash provided by operating activities...           22,447               7,127             1,068
                                                   --------             -------          --------
Cash flows from investing activities:
Purchase of (redemption) marketable
  securities..............................          (10,073)                259           (15,815)
Purchase of fixed assets..................             (598)             (1,133)             (972)
Acquisition of businesses, net............          (36,393)                 --                --
                                                   --------             -------          --------
  Cash used in investing activities.......          (47,064)               (874)          (16,787)
                                                   --------             -------          --------
Cash flows from financing activities:
Proceeds from common stock sales..........           48,397                 809               952
Benefit from disqualifying disposition of
  common stock............................              804                 314                22
                                                   --------             -------          --------
  Cash provided by financing activities...           49,201               1,123               974
                                                   --------             -------          --------
Net increase in cash......................           24,584               7,376           (14,745)
Cash and cash equivalents beginning of
  period..................................           19,053              43,637            51,013
                                                   --------             -------          --------
Cash and cash equivalents end of period...         $ 43,637             $51,013          $ 36,268
                                                   ========             =======          ========

    As of December 31, 1997, 1998, and 1999 the Company had $53.7 million,
$60.8 million, and $61.9 million, respectively, of cash, cash equivalents, short-term investments, and marketable securities. The Company had no outstanding borrowing at the end of any of the calendar or fiscal periods. The Company has a $10 million line of credit and borrowings under the line of credit bear interest at the prime rate less 0.50% or at libor plus 1.25% to 2% and are available under the line of credit based on a percentage of eligible accounts receivable. The line of credit expires on March 1, 2002.

    In the period ended December 31, 1997, the Company generated $22.4 million in cash from operations primarily from decreases in inventory and increases in accrued and other liabilities offset by a net loss and increases in accounts receivable and decreases in deferred revenue. The Company's operating activities generated $7.1 million in 1998 primarily from net income offset by an increase in accounts receivable and a decrease in accrued and other liabilities. The Company's operating activities generated $1.1 million in 1999 primarily from net income and an increase in accounts payable, partially offset by an increase in accounts receivable and other assets and a decrease in accrued and other liabilities and deferred revenue.

    Investing activities used $47.1 million, $0.9 million, and $16.8 million in 1997, 1998, and 1999 respectively. In 1997, $36.4 million in cash was used in the Quintar and ColorAge acquisitions. In 1998 investing activities were primarily related to the purchase of property and equipment. In 1999 investing activities primarily were related to the purchase and redemption of marketable securities.

    In 1997, the Company's financing activities generated $49.2 million primarily due to the proceeds of the Company's secondary public offering totaling $48.4 million and the employee stock purchase plan. In calendar year 1998 and 1999 financing activities were immaterial. The Company has no material financing commitments other than obligations under operating leases.

    The Company believes that cash flows from operations, existing cash balances and the Company's bank line of credit will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on May 24, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on May 24, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on May 24, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with Company's Annual Meeting of Stockholders to be held on May 24, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE NUMBER
                                                                       -----------
(a)(1)   Consolidated Financial Statements:
         Report of Independent Accountants...........................      32
         Consolidated Balance Sheets:
           December 31, 1998 and 1999................................      33
         Consolidated Statements of Operations:
           The year ended September 30, 1997, the three months ended
           December 31, 1997 years ended December 31, 1998 and
           1999......................................................      34
         Consolidated Statements of Stockholder's Equity:
           The year ended September 30, 1997, the three months ended
           December 31, 1997 and the years ended December 31, 1998
           and 1999..................................................      35
         Consolidated Statements of Cash Flows:
           The year ended September 30, 1997, the three months ended
           December 31, 1997 and the years ended December 31, 1998
           and 1999..................................................      36
         Notes to Consolidated Financial Statements..................      37

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

       (d) Consolidated Financial Statement Schedules: See (a)(1) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Splash Technology Holdings, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Splash Technology Holdings, Inc. and its subsidiaries at December 31, 1998 and 1999, and results of their operations and their cash flows the year ended
September 30, 1997, the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 18, 2000

                        SPLASH TECHNOLOGY HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 51,013   $36,268
  Marketable securities.....................................     9,814    25,629
  Accounts receivable, net of allowance for doubtful
    accounts for $303 in 1998 and $280 in 1999..............     9,316    14,920
  Inventories...............................................     2,830     3,134
  Prepaid expenses and other current assets.................       997       930
  Deferred income taxes.....................................     3,880     2,024
                                                              --------   -------
      Total current assets..................................    77,850    82,905
  Property and equipment, net...............................     2,256     1,847
  Deferred income taxes.....................................    10,514    10,651
  Other assets..............................................     3,112     3,491
                                                              --------   -------
      Total assets..........................................  $ 93,732   $98,894
                                                              ========   =======

                                   LIABILITIES

Current Liabilities:
  Trade accounts payable....................................  $  2,056   $ 7,608
  Accrued and other liabilities.............................    17,641    10,854
                                                              --------   -------
      Total current liabilities.............................    19,697    18,462
Other long term liabilities.................................       742       374
                                                              --------   -------
      Total liabilities.....................................    20,439    18,836
                                                              --------   -------

Commitments and contingencies (Note 6)

                              STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share:
  Authorized: 50,000,000 shares
  Issued and outstanding: 13,962,863 shares in 1998 and
    14,085,342 shares in 1999...............................        14        14
  Additional paid-in capital................................    86,581    89,469
  Deferred stock based compensation.........................        --    (1,914)
  Accumulated deficit.......................................   (13,302)   (7,511)
                                                              --------   -------
      Total stockholders' equity............................    73,293    80,058
                                                              --------   -------
      Total liabilities and stockholders' equity............  $ 93,732   $98,894
                                                              ========   =======

    The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          SPLASH TECHNOLOGY HOLDINGS, INC.
                                             ----------------------------------------------------------
                                                             THREE MONTHS
                                              YEAR ENDED        ENDED        YEAR ENDED     YEAR ENDED
                                             SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1997            1997           1998           1999
                                             -------------   ------------   ------------   ------------
Net revenue................................     $76,327        $ 22,237        $84,778        $70,008
Cost of net revenue........................      37,229          10,477         38,943         33,413
                                                -------        --------        -------        -------
    Gross profit...........................      39,098          11,760         45,835         36,595
                                                -------        --------        -------        -------
Operating expenses:
  Research and development.................       6,062           2,638         13,602         15,244
  Sales and marketing......................       6,051           2,623         10,952         12,638
  General and administrative...............       2,690             633          3,878          3,738
  Technology write-off.....................      11,039          26,900             --             --
  Facility write-off.......................          --              --             --            998
                                                -------        --------        -------        -------
    Total operating expenses...............      25,842          32,794         28,432         32,618
                                                -------        --------        -------        -------
      Income (loss) before income taxes....      13,256         (21,034)        17,403          3,977
Other income...............................         600              --             --             --
Interest income net........................         655             590          1,979          3,250
                                                -------        --------        -------        -------
      Income (loss) before income taxes....      14,511         (20,444)        19,382          7,227
Provision for income taxes.................       9,420           2,330          6,079          1,436
                                                -------        --------        -------        -------
        Net income (loss)..................     $ 5,091        $(22,774)       $13,303        $ 5,791
                                                =======        ========        =======        =======
Basic net income (loss) per share..........     $  0.42        $  (1.65)       $  0.96        $  0.41
                                                =======        ========        =======        =======
Diluted net income (loss) per share........     $  0.41        $  (1.65)       $  0.94        $  0.41
                                                =======        ========        =======        =======
Shares used in per share
  calculations--basic......................      12,002          13,821         13,903         14,018
                                                =======        ========        =======        =======
Shares used in per share
  calculations--diluted....................      12,423          13,821         14,170         14,144
                                                =======        ========        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK        ADDITIONAL     DEFERRED
                                        ---------------------    PAID-IN     STOCK BASED    ACCUMULATED
                                          SHARES      AMOUNT     CAPITAL     COMPENSATION     DEFICIT      TOTAL
                                        ----------   --------   ----------   ------------   -----------   --------
Balances, September 30, 1997..........  13,735,730     $14        $82,355                     $ (3,831)   $ 78,538
  Issuance of common stock for
    acquisitions......................     113,596                  2,910                                    2,910
  Issuance (repurchase) of common
    stock under stock plans...........       5,763                    193                                      193
  Net loss............................                                                         (22,774)    (22,774)
                                        ----------     ---        -------      -------        --------    --------
Balances, December 31, 1997...........  13,855,089      14         85,458                      (26,605)     58,867
  Issuance (repurchase) of common
    stock under stock plans...........     107,774                    809                                      809
  Disqualifying dispositions of common
    stock.............................                                314                                      314
  Net income..........................                                                          13,303      13,303
                                        ----------     ---        -------      -------        --------    --------
Balances, December 31, 1998...........  13,962,863      14         86,581                     $(13,302)   $ 73,293
  Issuance (repurchase) of common
    stock under stock plans...........     122,479                    952                                      952
  Unearned stock compensation.........                              2,182       (2,182)
  Stock based compensation............                               (268)         268
  Disqualifying dispositions of common
    stock.............................                                 22                                       22
  Net income..........................                                                           5,791       5,791
                                        ----------     ---        -------      -------        --------    --------
Balanced, December 31, 1999...........  14,085,342     $14        $89,469      $(1,914)       $ (7,511)   $ 80,058
                                        ==========     ===        =======      =======        ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     SPLASH TECHNOLOGY HOLDINGS, INC.
                                                        -----------------------------------------------------------
                                                                        THREE MONTHS
                                                         YEAR ENDED         ENDED        YEAR ENDED     YEAR ENDED
                                                        SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                            1997            1997            1998           1999
                                                        -------------   -------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)...................................    $  5,091        $(22,774)       $13,303        $  5,791
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization.....................         528             204          1,728           1,518
    Provision for doubtful accounts...................        (274)             --             --              --
    Gain on repayment of subordinated debt............        (600)             --             --              --
    Technology write-off..............................      11,039          26,900             --              --
    Facility write-off................................          --              --             --             998
    Deferred income taxes.............................         463             134            898
    Changes in assets and liabilities:
      Accounts receivable.............................        (361)          3,754         (4,917)         (5,604)
      Inventories.....................................      (1,065)          1,826            711            (304)
      Prepaid expenses and other current assets.......        (215)            (83)          (470)             67
      Current portion of deferred income taxes........          --              --             --           1,856
      Other assets....................................         172            (134)          (938)         (1,651)
      Trade accounts payable..........................       6,136          (4,081)          (227)          5,552
      Accrued and other liabilities...................       2,065           5,889         (2,615)         (5,800)
      Deferred revenue................................      (2,932)            217           (346)         (1,355)
                                                          --------        --------        -------        --------
      Net cash provided by operating activities.......      20,047          11,852          7,127           1,068
                                                          --------        --------        -------        --------
Cash flows from investing activities:
  Redemption (purchase) of marketable securities......     (11,350)          1,277            259         (15,815)
  Purchase of property and equipment..................        (797)            (67)        (1,133)           (972)
  Acquisition of business (net of cash acquired)......     (11,196)        (25,197)            --              --
                                                          --------        --------        -------        --------
      Net cash used in investing activities...........     (23,343)        (23,987)          (874)        (16,787)
                                                          --------        --------        -------        --------
Cash flows from financing activities:
  Proceeds from public offerings......................      75,098            (157)            --              --
  Proceeds (redemption) from Series A preferred
    stock.............................................     (14,700)             --             --              --
  Premium paid on Series A preferred stock............        (726)             --             --              --
  Proceeds from (repayment of) subordinated debt......      (8,000)           (252)            --              --
  Issuance and repurchase of common stock under stock
    plans.............................................         472             350            809             952
  Benefit from disqualifying dispositions of common
    stock.............................................         804              --            314              22
                                                          --------        --------        -------        --------
      Net cash provided by (used in) financing
        activities....................................      52,948             (59)         1,123             974
                                                          --------        --------        -------        --------
Net increase (decrease) in cash.......................      49,652         (12,194)         7,376         (14,745)
Cash and cash equivalents, beginning of period........       6,179          55,831         43,637          51,013
                                                          --------        --------        -------        --------
Cash and cash equivalent, end of period...............    $ 55,831        $ 43,637        $51,013        $ 36,268
                                                          ========        ========        =======        ========
Supplemental disclosure of cash flow information:
  Taxes paid..........................................    $  8,019        $     --        $ 2,954        $  1,765
  Interest paid.......................................    $     42        $     --        $    --        $     --

Non-cash financing activities:
  Accretion of preferred stock........................    $   (730)       $     --        $    --        $     --
  Issuance (redemption) of Series B preferred stock...    $ (4,100)       $     --        $    --        $     --
  Issuance of stock options in connection with
    acquisition.......................................    $  1,588        $     --        $    --        $     --

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

    The business of the Company was previously operated as the unincorporated Color Server Group of SuperMac Technology Inc. ("SuperMac") until August 1994 when SuperMac merged with Radius Inc. ("Radius"). In January 1996, the assets and liabilities of the Color Server Group of Radius were transferred by Radius into its newly created wholly-owned subsidiary, Splash Technology, Inc. In December 1995, Splash Technology Holdings, Inc. was incorporated in Delaware and was capitalized by the sale of Series A preferred stock and common stock and subordinated debt to an investor group led by certain affiliates of Summit Partners, L.P., and Sigma Partners, L.P. On January 31, 1996, Splash
Technology, Inc. merged with a wholly-owned subsidiary of Splash Technology Holdings, Inc. and as part of the consideration for the merger, Splash Technology Holdings, Inc. issued Series B preferred stock to Radius. The surviving corporation in the merger was Splash Technology, Inc., a wholly-owned subsidiary of the Company. Upon completion of the Company's initial public offering on October 9, 1996, the Company redeemed its Series A preferred and redeemed the subordinated debt. The Series B preferred stock was converted to common.

    Effective January 1, 1998, the Company changed its fiscal year end from September 30 to December 31. The Company's financial statements presented herein include the results of operations and cash flows for the year ended
September 30, 1997, the three month period ended December 31, 1997, and the years ended December 31, 1998 and 1999, and the balance sheets as of December 31, 1998 and 1999.

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

                        SPLASH TECHNOLOGY HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenue is generally recognized when the product is shipped to the customer, remaining obligations are insignificant and collection of the resulting receivable is probable. The Company generally does not grant rights of return. Provisions for product-related obligations are recorded when revenue is recognized.

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

    Comprehensive Income

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

                        SPLASH TECHNOLOGY HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cash, cash equivalents and marketable securities consist primarily of cash deposits, money market funds and municipal and U.S. government securities held in banks and other financial institutions located primarily in the United States.

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

    At December 31, 1998 and 1999, short-term investments were $9.8 million and $25.6 million, respectively. The December 31, 1998 short-term investments consisted primarily of municipal bonds, of which $8.2 million had maturity dates between 91 days and one year. The short-term investments as of December 31, 1999 consisted of $5.9 million in commercial paper, $11.2 million in corporate bonds and $8.5 million in government bonds. All commercial paper and corporate bonds have maturity dates between 91 days and one year and all government bonds have maturity dates greater than one year.

    FINANCIAL INSTRUMENTS

    The Company's financial instruments, including cash and cash equivalents, marketable securities are stated at fair value.

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

    The Company sells its products primarily to Xerox and, to a lesser extent, Fuji Xerox, who distribute the Company's products with their own color photocopier systems on a worldwide basis. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral for its

                        SPLASH TECHNOLOGY HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) receivables and maintains an allowance for potential credit losses. At
December 31, 1998 and 1999, accounts receivable was comprised primarily of the two customers, Xerox and Fuji Xerox, which represented 71% and 25%, and 84% and 3% of accounts receivable, respectively.

    Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers.

    RECENT PRONOUNCEMENTS

    Accounting for Derivative Instruments and Hedging

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

    Accounting for Derivative Instruments and Hedging Activities

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for fiscal quarters and fiscal years beginning after June 15, 2000. The Company is currently studying the provisions of the SFAS 133 and the potential impact it may have on its financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

3. COMPUTATION OF NET INCOME (LOSS) PER SHARE

    In accordance with the disclosure requirements of Statement of Financial Accounting Standards 128 "Earnings Per Share," a reconciliation of the numerator and the denominator of basic and diluted earnings per share ("EPS") is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                             THREE MONTHS
                                              YEAR ENDED        ENDED        YEAR ENDED     YEAR ENDED
                                             SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECMEBER 31,
                                                 1997            1997           1998           1999
                                             -------------   ------------   ------------   ------------
Numerator--Basic and Diluted EPS
  Net income (loss) available to common
    stockholders...........................     $ 5,091        $(22,774)       $13,303        $ 5,791
                                                =======        ========        =======        =======
Denominator--Basic EPS shares
  Weighted average shares outstanding......      12,002          13,821         13,903         14,018
                                                =======        ========        =======        =======
  Basic net (loss) income per share........     $  0.42        $  (1.65)       $  0.96        $  0.41
                                                =======        ========        =======        =======
Denominator--Diluted EPS shares
  Denominator--Basic EPS shares............      12,002          13,821         13,903         14,018
  Diluted effect of common stock options
    and conversion of preferred stock......         421              --            267            126
                                                -------        --------        -------        -------
  Diluted EPS shares.......................      12,423          13,821         14,170         14,144
                                                =======        ========        =======        =======
  Diluted net income (loss) per share......     $  0.41        $  (1.65)       $  0.94        $  0.41
                                                =======        ========        =======        =======

    Options to purchase approximately 0.1 million, 1.2 million, and 1.8 million shares of common stock were outstanding at September 30, 1997 and December 31, 1998, and 1999, respectively, but were not included in the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Options to purchase approximately 1.7 million shares of common stock were outstanding at December 31, 1997, but were not included in the calculation of diluted earnings per share because they were anti-dilutive.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

4. BALANCE SHEET DETAIL (IN THOUSANDS):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
INVENTORIES:
  Raw materials.............................................     $ 1,447        $ 2,612
  Finished goods............................................       1,383            522
                                                                 -------        -------
                                                                 $ 2,830        $ 3,134
                                                                 =======        =======
PROPERTY AND EQUIPMENT:
  Furniture and fixtures....................................     $   918        $   772
  Computer equipment........................................       3,547          3,635
  Leasehold improvements....................................         312            304
  Marketing equipment.......................................         173            190
                                                                 -------        -------
                                                                   4,950          4,901
Less accumulated depreciation and amortization..............      (2,694)        (3,054)
                                                                 -------        -------
                                                                 $ 2,256        $ 1,847
                                                                 =======        =======
ACCRUED AND OTHER LIABILITIES:
  Royalties payable.........................................     $ 1,335        $ 1,464
  Accrued product-related obligations.......................       5,234          1,784
  Deferred revenue..........................................       1,355             --
  Accrued compensation and related expenses.................       1,487          1,613
  Income taxes payable......................................       4,583          3,074
  Other liabilities.........................................       3,647          2,919
                                                                 -------        -------
                                                                 $17,641        $10,854
                                                                 =======        =======

5. REVOLVING CREDIT FACILITY

    The Company has an agreement with a bank to borrow up to a maximum of $10,000,000 under a revolving line of credit subject to a borrowing base of 80% and 75% of eligible domestic and foreign accounts receivable, respectively. The line bears interest at prime rate less 0.50%, or libor plus 1.25% to 2.0%, is collateralized by accounts receivable, owned property and equipment and inventory of the Company, and matures on March 1, 2002. The agreement contains dividend restrictions and certain financial covenants concerning required liquidity, net worth and indebtedness ratios as well as required profitability. The Company has no borrowings outstanding under the line of credit as of December 31, 1999.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

6. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases certain office facilities under non-cancelable operating leases which expire through March 2003. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the term of certain lease agreements, the leases may be extended, at the Company's option, and certain leases provide for adjustments of the minimum monthly rent.

    Future minimum annual lease payments under the lease are as follows (IN THOUSANDS):

YEAR ENDING
-----------
December 31, 2000...........................................      730
December 31, 2001...........................................      490
December 31, 2002...........................................      313
December 31, 2003...........................................       64
                                                               ------
                                                               $1,597
                                                               ======

    Rent expense for the year ended September 30, 1997, the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999 was approximately $439,000, $146,000, $1,057,000, and $1,071,000, respectively.

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

    On December 20, 1999 Electronics For Imaging ("EFI") filed a complaint in the United States District Court for the Northern District of California against the Company. The complaint alleges that the defendant's products infringe upon three EFI patents. The suit is aimed at enforcing patents in the areas of color management, color calibrations, and continuous printing technologies.

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

                        SPLASH TECHNOLOGY HOLDINGS, INC.

7. PREFERRED STOCK

    On January 27, 1999, the Splash Board of Directors adopted a shareholders' rights plan pursuant to which each share of common stock received one Preferred Share Purchase Right ("Right"). Each Right will entitle stockholders to buy one-one thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $55.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of the common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common stock. The Rights will expire on February 16, 2009.

8. COMMON STOCK

    On July 31, 1996, the Board of Directors adopted a payroll deduction Employee Stock Purchase Plan (as amended May 26, 1999 the "Purchase Plan"). The Company has reserved 350,000 shares of common stock for issuance under this plan. The plan also provides for an automatic replenishment of shares in an amount equal to the lesser of (i) 75,000 shares, (ii) that number of shares issued pursuant to the plan in the one year ending on the date of said annual increase or, (iii) a lesser amount determined by the board. As of December 31, 1999, the Company had issued 113,057 shares under the Purchase Plan.

    STOCK OPTIONS AND REPURCHASE AGREEMENTS

    The Company reserved 3,900,000 shares of common stock for issuance under its stock option plan, as amended. Under this plan, the Board of Directors may grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock at grant date. Options under the plan are immediately exercisable. The terms of each option are no more than 10 years from the date of grant. Stock issued through option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decrease by 25% of the options shares one year after the grant date, and, thereafter, ratably over 36 months. At December 31, 1999, approximately 1.7 million shares of common stock relating to exercised and unexercised option shares under the stock option plan were subject to the Company's right of repurchase.

    In October 1998, the Board of Directors of the Company approved a plan by which employees could elect to have their existing options to purchase shares cancelled and have an amount equal to eighty percent of the canceled options regranted. Approximately 1.6 million options were cancelled at prices ranging from $9.90 to $41.88. Approximately 1.3 million options were regranted at $8.31.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

8. COMMON STOCK (CONTINUED)
    Activity for the Company's stock option plan is summarized as follows:

                                                                                          WEIGHTED
                                                                        PRICE RANGE   AVERAGE EXERCISE
                                             AVAILABLE    OUTSTANDING    PER SHARE         PRICE
                                             ----------   -----------   -----------   ----------------
Balances, September 30, 1997...............   1,707,196      805,230     0.14-41.88         17.01
  Options granted..........................    (961,500)     961,500    21.75-44.75         23.57
  Options canceled.........................      41,440      (41,440)    4.00-33.63         21.87
  Options repurchased......................      22,071           --             --
  Options exercised........................          --      (14,540)    0.14-11.00          8.43
                                             ----------   ----------    -----------         -----
Balances, December 31, 1997................     809,207    1,710,750     0.14-44.75         20.65
  Options authorized.......................     750,000           --             --
  Options granted..........................  (2,314,534)   2,314,534     7.50-25.00         10.58
  Options canceled.........................   1,989,457   (1,989,457)    0.86-44.75         22.65
  Options exercised........................          --      (50,743)    0.14-21.00          3.92
                                             ----------   ----------    -----------         -----
Balances, December 31, 1998................   1,234,130    1,985,084     0.14-26.50          7.73
  Options granted..........................    (419,500)     419,500      5.44-9.63          7.27
  Options canceled.........................     606,705     (606,705)    0.14-26.50          7.94
  Repurchased..............................      27,965           --             --            --
  Options exercised........................          --      (50,266)     0.14-8.31          2.82
                                             ----------   ----------    -----------         -----
Balances, December 31, 1999................   1,449,300    1,747,613     0.14-26.50          7.64

    The Company follows the requirements of APB Opinion No. 25, with disclosure of pro forma information concerning its stock option plan and employee stock purchase plan in accordance with SFAS 123. "Accounting for Stock Issued to Employees."

    The following table summarizes information with respect to stock options outstanding at December 31, 1999.

                        OPTIONS OUTSTANDING
-------------------------------------------------------------------
                                WEIGHTED AVERAGE
                  NUMBER AT        REMAINING
   RANGE OF      DECEMBER 31,   CONTRACTUAL LIFE   WEIGHTED AVERAGE
EXERCISE PRICES      1999           (YEARS)         EXERCISE PRICE
---------------  ------------   ----------------   ----------------
  $0.14-$6.00         99,603          6.07              $ 1.06
  $6.01-$7.00        122,000          7.40                6.74
  $7.01-$8.00        499,250          8.70                7.51
  $8.01-$9.00        967,948          7.50                8.33
  $9.01-$10.00        41,312          7.00                9.77
 $10.01-$16.00        17,500          6.98               12.26
---------------    ---------          ----              ------
  $.014-$16.00     1,747,613          7.74                7.64

                        SPLASH TECHNOLOGY HOLDINGS, INC.

8. COMMON STOCK (CONTINUED)
    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the periods presented.

                                                             THREE MONTHS
                                              YEAR ENDED        ENDED        YEAR ENDED     YEAR ENDED
                                             SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1997            1997           1998           1999
                                             -------------   ------------   ------------   ------------
Risk-free interest rates...................     6.32%           5.71%          4.54%          6.00%
Expected life..............................  4.92 years      3.50 years     3.50 years     4.25 years
Volatility.................................     60.0%           86.0%         119.0%          77.0%
Dividend yield.............................     0.0%            0.0%           0.0%           0.0%

    The following pro forma net loss information has been prepared following the provisions of SFAS 123:

                                                             THREE MONTHS
                                              YEAR ENDED        ENDED        YEAR ENDED     YEAR ENDED
                                             SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1997            1997           1998           1999
                                             -------------   ------------   ------------   ------------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA):
Net Loss--pro forma........................     $(3,736)       $(36,560)       $ (847)        $(3,597)
Basic (loss) per share.....................     $ (0.31)       $  (2.65)       $(0.06)        $ (0.26)

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

    The Company sells its product primarily to OEM customers in the United States, Europe, Africa, South America, Japan and Asia Pacific. Net revenue from export sales accounted for 65%, 57%, 49%, and 44% of net revenue for the year ended September 30, 1997, the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, respectively.

    In the year ended September 30, 1997, the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, two customers accounted for 56% and 44%; 32% and 65%; 19% and 76%; and 88% and 11% of net revenue, respectively. In addition, although all sales made to the Company's U.S. based customer are considered U.S. sales, the Company believes that a portion of the Company's products purchased by the customer are resold outside the U.S.

                        SPLASH TECHNOLOGY HOLDINGS, INC.

10. INCOME TAXES

    The provision for income taxes consists of the following (IN THOUSANDS):

                                          SPLASH TECHNOLOGY HOLDINGS INC.
                             ----------------------------------------------------------
                                             THREE MONTHS
                              YEAR ENDED        ENDED        YEAR ENDED     YEAR ENDED
                             SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                 1997            1997           1998           1999
                             -------------   ------------   ------------   ------------
Current:
  Federal..................     $7,635          $1,822         $4,510         $  241
  State....................      1,322             374            671            (69)
                                ------          ------         ------         ------
                                 8,957           2,196          5,181            172
                                ------          ------         ------         ------
Deferred:
  Federal..................     $  401          $  143         $  901         $1,227
  State....................         62              (9)            (3)            37
                                ------          ------         ------         ------
                                   463             134            898          1,264
                                ------          ------         ------         ------
Total......................     $9,420          $2,330         $6,079         $1,436
                                ======          ======         ======         ======

    The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                          SPLASH TECHNOLOGY HOLDINGS, INC.
                                             ----------------------------------------------------------
                                                             THREE MONTHS
                                              YEAR ENDED        ENDED        YEAR ENDED     YEAR ENDED
                                             SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1997            1997           1998           1999
                                             -------------   ------------   ------------   ------------
Tax provision at federal statutory rate....      35.0%           (35.0)%        35.0%          35.0%
State taxes, net of federal tax benefit....       6.2             (4.3)          4.9           (3.9)
Write-off of in-process and purchased
  technology...............................      29.7             51.7            --             --
Foreign sales corporation benefit..........      (7.1)            (1.6)         (2.8)          (3.2)
Tax exempt interest........................      (1.5)              --          (3.4)          (1.0)
Other......................................       2.6              0.6          (2.3)          (7.0)
                                                 ----            -----          ----           ----
  Total....................................      64.9%            11.4%         31.4%          19.9%
                                                 ====            =====          ====           ====

                        SPLASH TECHNOLOGY HOLDINGS, INC.

10. INCOME TAXES (CONTINUED)
    The components of the deferred tax asset are as follows (IN THOUSANDS):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1998           1999
                                                      ------------   ------------
Deferred tax assets:
  In-process and purchased technology...............    $  7,675       $  6,692
  Receivable allowances and product related
    liabilities.....................................       2,136            802
  Inventory valuation allowance.....................         769            772
  State taxes.......................................          --             --
  Deferred revenue..................................         304             --
  Net operating losses..............................       2,891          2,633
  All other.........................................         619          1,776
                                                        --------       --------
    Total deferred tax asset........................      14,394         12,675
  Long term portion of deferred tax asset...........     (10,514)       (10,651)
                                                        --------       --------
    Current portion of deferred tax asset...........    $  3,880       $  2,024
                                                        ========       ========

    At December 31, 1999, the Company assessed the recoverability of the deferred tax asset and, based on its expectations about taxable income for future periods, determined that it was more likely than not that the deferred tax asset would be recovered.

    The Company's income tax currently payable for both federal and state purposes have been reduced by the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of non-qualified stock options. The benefit, which totaled $314,000 and $22,000 for the years ended December 31, 1998 and 1999, was credited directly to additional paid-in-capital. There was no benefit for the three months ended December 31, 1997.

    At December 31, 1999, the Company had approximately $7.5 million of federal net operating loss carryforwards and $995,000 of research and development tax credits available to offset future federal income taxes. The federal carryforwards expire in 2006 through 2012 if not utilized. For state income tax purposes, the Company had approximately $323,000 of net operating loss carryforwards and research and development tax credits of approximately $637,000. The state carryforwards expire in 2000 through 2002 if not utilized. The Company's net operating loss and tax credit carryforwards primarily relate to Quintar for which utilization is subject to an annual limitation of $739,000.

11. EMPLOYEE BENEFIT PLAN

    The Company adopted the Splash Technology, Inc. 401(k) Profit Sharing Plan (the "Plan") effective April 1996, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 20% of compensation, subject to certain limitations. The Company, at its discretion, may make additional contributions. All employer contributions are 100% vested after four years of employment. During the year ended September 30, 1997, the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, the Company recorded approximately $180,000, $78,000, $261,000, and $275,000, respectively, of contributions to the Plan.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on March 30, 2000.

                                                       SPLASH TECHNOLOGY HOLDINGS, INC

                                                       By:          /s/ KEVIN K. MACGILLIVRAY
                                                            -----------------------------------------
                                                                      Kevin K. Macgillivray
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kevin Macgillivray and John Ritchie and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said report.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Director, President and Chief
              /s/ KEVIN K. MACGILLIVRAY                  Executive Officer (Principal
     -------------------------------------------         Executive Officer) Chairman   March 30, 2000
                Kevin K. Macgillivray                    of the Board

                                                       Vice President, Finance and
                  /s/ JOHN RITCHIE                       Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 30, 2000
                    John Ritchie                         Accounting Officer)

                 /s/ GREGORY M. AVIS
     -------------------------------------------       Director                        March 30, 2000
                   Gregory M. Avis

                /s/ CHARLES W. BERGER
     -------------------------------------------       Director                        March 30, 2000
                  Charles W. Berger

                 /s/ PETER Y. CHUNG
     -------------------------------------------       Director                        March 30, 2000
                   Peter Y. Chung

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of Splash Technology Holdings Inc. is included on Page 26. In connection with our audits of such financial statements, we have also audited the related financial statement schedule in this form 10-K.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

March, 30, 2000
San Jose, California

                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT
                                                   BEGINNING OF                             BALANCE AT
VALUATION FOR DOUBTFUL ACCOUNTS                       PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
-------------------------------                    ------------   ---------   ----------   -------------
Year ended September 30, 1997....................       299          153         (279)          173
Three months ended December 31, 1997.............       173          196           --           369
Year ended December 31, 1998.....................       369           --          (66)          303
Year ended December 31, 1999.....................       303           --          (23)          280

                                                    BALANCE AT
                                                   BEGINNING OF                             BALANCE AT
VALUATION FOR INVENTORY RESERVES                      PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
--------------------------------                   ------------   ---------   ----------   -------------
Year ended September 30, 1997....................      1,028        2,050         (458)        2,620
Three months ended December 31, 1997.............      2,620          457         (601)        2,476
Year ended December 31, 1998.....................      2,476        2,530       (2,996)        2,010
Year ended December 31, 1999.....................      2,010        2,644       (2,667)        1,987

                                  EXHBIT INDEX

EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
--------------                            -----------------------
         2.1(1)         Merger Agreement, dated December 21, 1995, among Radius
                        Inc., Splash Technology, Inc., Summit Subordinated Debt
                        Fund, L.P., Summit Ventures IV, L.P., Summit Investors II,
                        L.P., Splash Technology Holdings, Inc. and Splash Merger
                        Company, Inc.
         2.2(1)         Amendment No. 1 to Merger Agreement dated January 30, 1996.
         2.3(2)         Agreement and Plan of Reorganization dated as of May 1,
                        1997, by and among Splash Technology Holdings, Inc., Splash
                        Acquisition Corporation and Quintar Holdings Corporation.
         2.4(3)         Agreement and Plan of Reorganization dated as of October 30,
                        1997, by and among Splash Technology Holdings, Inc., CA
                        Acquisition Corporation and ColorAge Corporation
         3.1(1)         Amended and Restated Certificate of Incorporation of
                        Registrant.
         3.2(1)         Amended and Restated Bylaws of Registrant.
         3.2(4)         Certificate of Designation of Series A Preferred Stock of
                        the Registrant.
         4.1(4)         Preferred Shares Rights Agreement, dated as of January 27,
                        1999 between Registrant and BankBoston, N.A., including the form of Certificate and the Summary of rights of rights
                        attached thereto as Exhibits A, B, and C, respectively.
        10.1(1)         Form of Indemnification Agreement.
        10.2a(6)        1996 Stock Option Plan, as amended December 16, 1999.
        10.2b(1)        Form of 1996 Stock Option Plan Stock Option Agreement.
        10.3(1)         1996 Employee Stock Purchase Plan as amended December 16,
                        1999 and form of Subscription Agreement.
        10.4(1)         Registration Rights Agreement dated January 30, 1996 among the Registrant and certain stockholders of the Registrant.
        10.5(1)         Configurable Postscript Interpreter OEM License Agreement
                        dated September 18, 1992 between the Registrant and Adobe
                        Systems Incorporated.
        10.5a(1)        Amendment No. 2 and Appendix No. 2 to Configurable
                        Postscript Interpreter OEM License Agreement dated September
                        18, 1992 between the Registrant and Adobe Systems
                        Incorporated.
        10.5b(5)        Amendment No. 4 to the Configurable Postscript Interpreter
                        OEM License Agreement and Amendment No. 4 to Appendix No. 1,
                        Amendment No. 2 to Appendix No. 2 and Amendment No. 2 to
                        Appendix No. 3 between the Company and Adobe Systems
                        Incorporated and Amendment No. 5 to the Configurable
                        Postscript Interpreter OEM License Agreement between the
                        Company and Adobe Systems Incorporated.
        10.6(1)         Xerox and SMT Hardware Purchase and Software
                        Development/License Agreement between the Registrant and
                        Xerox Corporation dated November 13, 1993.
        10.6a(1)        Attachments I and II to Xerox and SMT Hardware Purchase and
                        Software Development/License Agreement between the
                        Registrant and Xerox Corporation dated November 13, 1993.
        10.6b(5)        Amendment to Xerox Hardware Purchase and Software
                        Development/License Agreement between the Company and Xerox
                        Corporation and Amendment to Attachment III to Xerox
                        Hardware Purchase and Software Development/License Agreement
                        between the Company and Xerox Corporation.
        10.7(1)         Property Lease covering Registrant's facilities in
                        Sunnyvale, California.

EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
--------------                            -----------------------
        10.8(1)         Security and Loan Agreement dated January 31, 1996, between the Registrant and Imperial Bank.
        10.9(1)         Revolving Loan & Security Agreement between the Registrant and Comerica Bank-California dated September 3, 1996;
                        Collateral Assignment, Patent Mortgage and Security
                        Agreement between the Registrant and Comerica
                        Bank-California dated September 3, 1996; and Modification to the Loan & Security Agreement dated February 4, 1997.
        10.10(6)        Splash-Xerox OEM Purchase Agreement dated April 6, 1998.
        21.1(1)         Subsidiaries of Registrant.
        23.1            Consent of PricewaterhouseCoopers LLP
        27.1            Financial Data Schedule

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-09591) originally filed with the SEC on August 5, 1996.

(2) Incorporated by reference to the Registrant's filing on Form 8-K filed with the SEC on May 30, 1997, as amended on August 11, 1997.

(3) Incorporated by reference to the Registrant's filing on Form 8-K filed with the SEC on November 13, 1997, as amended on December 24, 1997.

(4) Incorporated by reference to Registrant's Report on Form 8A filed with the SEC on January 28, 1999.

(5) Incorporated by reference to Registrant's filing on Form 10Q filed with the SEC on August 14, 1998.

(6) Incorporated by reference to Registrant's filing on Form 10Q filed with the SEC on May 15, 1998.

(b) Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts

23.1 Consent of PricewaterhouseCoopers LLP