Form 10-Q
period 2000-03-31
SPLASH TECHNOLOGY HOLDINGS INC
filed 2000-05-15
CIK 1020394

.

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                    FORM 10-Q


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended  MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of April 26, 2000 was 14,188,667 shares.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        December 31,           March 31,
                                                                      ------------------    -----------------
                                                                            1999                  2000
                                                                      ------------------    -----------------
                                    ASSETS                                                      (UNAUDITED)
   Current Assets:
     Cash and cash equivalents                                             $ 36,268           $  42,964
     Marketable securities                                                   25,629              24,259
     Accounts receivable, net of allowance for doubtful
       accounts of $280 as of December 31, 1999 and
       March 31, 2000                                                        14,920              11,242
     Inventories                                                              3,134               7,263
     Prepaid expenses and other current assets                                  930                 725
     Deferred income taxes                                                    2,024               2,024
                                                                           --------           ---------
                              Total current assets                           82,905              88,477
     Property and equipment, net                                              1,847               2,021
     Deferred income taxes                                                   10,651              10,651
     Other assets                                                             3,491               3,390
                                                                           --------           ---------
                              Total assets                                 $ 98,894           $ 104,539
                                                                           ========           =========

                                    LIABILITIES

   Current liabilities:
     Trade accounts payable                                                $  7,608           $   7,883
     Accrued and other liabilities                                           10,854              13,536
                                                                           --------           ---------
                              Total current liabilities                      18,462              21,419
   Other long term liabilities                                                  374                 297
                                                                           --------           ---------
                              Total liabilities                              18,836              21,716
                                                                           --------           ---------


                                    STOCKHOLDERS' EQUITY

   Common stock, par value $.001 per share:                                      14                  14
     Authorized: 50,000,000 shares
     Issued and outstanding: 14,085,342 shares and 14,142,617
     shares as of December 31, 1999 and March 31, 2000
     Additional paid-in capital                                              89,469              89,955
     Deferred stock based compensation                                       (1,914)             (1,841)
     Accumulated deficit                                                     (7,511)             (5,305)
                                                                           --------           ---------
                              Total stockholders' equity                     80,058              82,823
                                                                           --------           ---------

                              Total liabilities and stockholders' equity   $ 98,894           $ 104,539
                                                                           ========           =========


  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                      March 31,
                                                        --------------------------------------
                                                               1999                2000
                                                        -----------------    -----------------
     Net revenue                                               $16,302           $23,854
     Cost of net revenue                                         7,315            12,898
                                                               -------           -------
            Gross profit                                         8,987            10,956
                                                               -------           -------
     Operating expenses:
       Research and development                                  3,289             3,892
       Sales, general and administrative                         4,109             5,280
                                                               -------           -------
            Total operating expenses                             7,398             9,172
                                                               -------           -------

                Income from operations                           1,589             1,784

     Interest income, net                                          687               972
                                                               -------           -------
                Income before income taxes                       2,276             2,756

     Provision for income taxes                                    501               551
                                                               -------           -------

                    Net income                                 $ 1,775           $ 2,205
                                                               =======           =======

     Basic net income per share                                $  0.13           $  0.16
                                                               =======           =======
     Diluted net income per share                              $  0.13           $  0.15
                                                               =======           =======

     Shares used in per share calculations-basic                13,966            14,124
                                                               =======           =======
     Shares used in per share calculations-diluted              14,087            14,875
                                                               =======           =======



        The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                  --------------------------------
                                                                        1999             2000
                                                                  ---------------- ---------------
     Cash flows from operating activities:
       Net income                                                      $ 1,775          $ 2,205
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                     298              304
         Change in assets and liabilities:
           Accounts receivable                                           3,376            3,678
           Inventories                                                   1,165           (4,129)
           Prepaid expenses and other current assets                       498              205
           Other assets                                                 (1,345)              26
           Trade accounts payable                                        1,821              275
           Accrued and other liabilities                                  (511)           2,605
                                                                       -------          -------
           Net cash provided by operating activities                     7,077            5,169
                                                                       -------          -------
     Cash flows from investing activities:
       Redemption (purchase) of marketable securities                     (606)           1,370
       Purchase of property and equipment                                 (112)            (403)
                                                                       -------          -------
           Net cash provided by (used in) investing activities            (718)             967
                                                                       -------          -------
     Cash flows from financing activities:
       Exercise (repurchase) of stock under stock plans                    (10)             560
                                                                       -------          -------
           Net cash provided by (used in) financing activities             (10)             560
                                                                       -------          -------

     Net increase in cash                                                6,349            6,696

     Cash and cash equivalents, beginning of period                     51,013           36,268
                                                                       -------          -------
     Cash and cash equivalents, end of period                          $57,362          $42,964
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

            The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000, which results are not necessarily indicative of results on an annual basis. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2.    BALANCE SHEET DETAIL (IN THOUSANDS):

                                                                    December 31,           March 31,
                                                                        1999                  2000
                                                                  ----------------     ----------------
    INVENTORIES:
      Raw materials                                                    $ 2,612              $ 4,152
      Finished goods                                                       522                3,111
                                                                       -------              -------
                                                                       $ 3,134              $ 7,263
                                                                       =======              =======

    ACCRUED AND OTHER LIABILITIES:
      Royalties payable                                                $ 1,464              $ 1,550
      Accrued product-related obligations                                1,784                  828
      Accrued compensation and related expenses                          1,613                1,979
      Deferred revenue                                                       -                1,961
      Income taxes payable                                               3,074                4,304
      Other liabilities                                                  2,919                2,914
                                                                       -------              -------
                                                                       $10,854              $13,536
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

   A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                      Three Months
                                                                     Ended March 31,
                                                                  1999             2000
                                                            --------------      -----------
 Numerator - Basic and Diluted EPS
      Net income available to common
      Stockholders                                              $ 1,775           $ 2,205
                                                                =======           =======

 Denominator - Basic EPS
      Weighted average shares outstanding                        13,966            14,124
                                                                -------           -------
      Basic net income per share                                $   .13           $   .16
                                                                =======           =======

 Denominator - Diluted EPS
      Denominator - Basic EPS                                    13,966            14,124
      Effect of dilutive common stock options                       121               751
                                                                -------           -------
      Dilutive shares                                            14,087            14,875
                                                                -------           -------
      Diluted net income per share                              $   .13           $   .15
                                                                =======           =======

  Options to purchase 1.8 million and 2.2 million shares of common stock were outstanding at March 31, 1999, and March 31, 2000, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the three months ended March 31, 1999 and 2000, respectively.

4.  CONTINGENCIES

   In January 1999, two class action complaints were filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and certain underwriters. The complaints allege that defendants made false and misleading statements about the Company's business condition and prospects during a class period of January 7, 1997 to October 13, 1998 and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints in both actions seek damages of unspecified amounts.

   On December 20, 1999 Electronics for Imaging ("EFI") filed a complaint in the United States District Court for the Northern District of California against the Company. The complaint alleges that the defendant's products infringe upon three EFI patents. The suit is aimed at enforcing patents in the areas of color management, color calibrations and continuous printing technologies.

   The Company believes that it has meritorious defenses and it intends to defend them vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these complaints will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

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

RESULTS OF OPERATIONS

     The Company has achieved operating profitability each year since fiscal 1994, before purchase accounting adjustments. The Company's profitability and growth are contingent on a number of factors, many of which are outside of its control. These factors include the overall rate of growth in the color server market, the impact of varying economic conditions in different regions in which the Company sells its product, and customer purchasing patterns. Due to these and other factors (including a relatively high base from which to grow), the Company's historical profitability may be difficult to attain or exceed in the future. In addition, the Company's overall expense level has increased and is expected to continue to increase as the Company continues to build corporate infrastructure and expand its operations. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

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

     The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:

                                                      Three Months Ended March 31,
                                                    ---------------------------------
                                                        1999                2000
                                                    ---------------    --------------
Net revenue                                        100%                 100%
Cost of net revenue                                 45                   54
                                                   ----                 ----
  Gross profit                                      55                   46
                                                   ----                 ----
Operating expenses:
  Research and development                          20                   16
  Sales, general and administrative                 25                   22
                                                   ----                 ----
     Total operating expenses                       45                   38
                                                   ----                 ----
Income from operations                              10                    8
Interest income                                      4                    4
                                                   ----                 ----
     Income before income taxes                     14                   12
Provision for income taxes                           3                    3
                                                   ----                 ----
Net income                                          11%                   9%
                                                   ====                 ====

   NET REVENUE. The Company's net revenue increased 47% to $23.9 million in the three months ended March 31, 2000 from $16.3 million in the three months ended March 31, 1999. This increase was primarily attributable to an increasing demand for Xerox's DC12 print engine to which the Company's products connect. This resulted in increased demand for the Company's products, including its G Series product, and the Company's first controller device incorporated into the structure of the copier, ("integrated controller") product. Any decrease in market acceptance for the Xerox DC12 print engine, or any other products to which the Company's products connect, would adversely affect the Company. The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. The Company currently sells a substantial portion of its products to two customers, Xerox and to a significantly lesser extent, Fuji Xerox Company Ltd. ("Fuji Xerox") on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. There can be no assurance that either of the Company's two major customers, Xerox or, to a significantly lesser extent, Fuji Xerox will not change their mix of product or purchasing patterns in a manner which materially adversely impacts net revenue. During the March 31, 2000 quarter, the company introduced its T200 line of products. The T200 series products are currently compatible with certain print engines manufactured by Canon Corporation ("Canon"). There can be no assurance that the company will be successful in selling these Canon compatible products, or any other non-Xerox compatible product it develops in the future.

     All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause, and, in the case of Japan, have caused, the Company's products to become relatively more expensive to end users in a that country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers and lost sales. Such pressure has in the past and could in the future result in a reduction in net revenue and profitability.

     GROSS MARGIN. Gross margins were 55% and 46% in the three months ended March 31, 1999 and 2000, respectively. The significant decline in gross margins was primarily due to a sales shift toward certain lower margin, integrated controllers partially offset by economies of scale derived from higher sales volumes, and cost reductions achieved through product designs. In 1999, the Company introduced its first integrated controller product. This product has substantially lower margins than the Company's other products. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price ("ASP") of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 18% to $3.9 million in the three months ended March 31, 2000 from $3.3 million in the three months ended March 31, 1999. As a percentage of net revenue, research and development decreased to 16% in the three months ended March 31, 2000 from 20% in the three months ended March 31, 1999. The increase in research and development spending in absolute dollars is attributable to costs associated with expanding the Company's product line. Historically, the Company had invested in research and development to develop products which were primarily compatible with print engines distributed and manufactured by Xerox and Fuji Xerox. The Company intends to increase its research and development efforts to develop products for print engines from suppliers other than Xerox and Fuji Xerox. The T200 line of products, which the company recently introduced, is compatible with print engines manufactured by Canon. All research and development costs to date have been expensed as incurred. In view of current projects under development and planned, research and development expenses are expected to increase in future periods.

   SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 29% to $5.3 million in the three months ended March 31, 2000 from $4.1 million in the three months ended March 31, 1999. As a percentage of net revenue, sales, general and administrative expenses decreased to 22% in the three months ended March 31, 2000 from 25% in the three months ended March 31, 1999. The increase in these expenditures in absolute dollars was primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for Xerox's sales organization), the implementation of promotional programs designed to improve name and product recognition in the end-user community and the Company's increased participation in industry trade shows. In addition, the Company incurred significant expenses related to the introduction of its new T200 line of product, as well as costs associated with developing its new distribution channel for the T200 line. During the March 31, 2000 quarter, the Company announced IKON Office Products as a distribution partner for the T200 product line. In addition, the increases in these expenditures were due to increased salary and related costs from increased headcount related to the Company's efforts to enhance its corporate infrastructure and to support expansion of its operations. The Company believes that its sales, general and administrative expenses will increase in the foreseeable future as it continues to implement additional management and operational systems, and expand its administrative staff. Sales, general, and administrative expenses are also expected to increase in future periods as the Company increases its sales support and marketing staff and associated costs to expand its presence in sales channels other than Xerox and Fuji Xerox. There is no assurance that the Company will be able to maintain or increase its presence in its existing customers or to successfully penetrate any additional sales channels.

     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". The Company's effective tax rate was 22% and 20% for the three months ended March 31, 1999 and 2000, respectively. The effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balances and marketable securities are sufficient to satisfy its current liquidity requirements.

     The Company had $61.9 million and $67.2 million of cash, cash equivalents and marketable securities and had no borrowings outstanding under its $10 million bank line of credit as of March 31, 1999 and 2000, respectively. Borrowings under the line of credit bear interest at the prime rate or libor plus 1.25% to 2%, and are available based on a percentage of eligible accounts receivable.

     For the three months ended March 31, 1999, the Company generated $7.1 million in cash from operating activities, primarily due to a decrease in accounts receivable and inventories and an increase in accounts payable, partially offset by an increase in other assets. For the three months ended March 31, 2000, the Company generated $5.2 million in cash from operating activities primarily from net income, a decrease in accounts receivable, and an increase in deferred revenue, partially offset by an increase in inventories.

     In the three months ended March 31, 1999, investing activities consumed $0.7 million primarily related to the purchase of marketable securities. In the three months ended March 31, 2000, investing activities provided $1.0 million, primarily from the redemption of marketable securities.

   Financing activities for the three months ended March 31, 1999 and 2000 were immaterial. The Company has no material financing commitments other than its obligations under operating leases.

   The Company believes that cash flows from operations and existing cash balances will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

FACTORS AFFECTING FUTURE RESULTS

     FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a results of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two large customers, Xerox and, to a significantly lesser extent, Fuji Xerox. In the past, inventory balancing activities by the Company's customers have resulted and may continue to result in variations in the timing of purchases by such customers. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers or that the Company will be able to prevent significant inventory issues in the future. In 1999, the Company suffered a substantial decrease in sales to its customer, Fuji Xerox. This materially adversely affected the Company's business and operating results for 1999. Also, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

     Results in any period could also be affected and in 1999 were materially adversely affected by changes in market demand, competitive market conditions, sales promotion activities by the Company, its OEM customers or its competitor, market acceptance of new or existing products, sales of color copiers with which the Company's products are compatible, the cost and availability of components, expansion of and the mix of the Company's customer base and sales channels, the amount of any third-party funding of development expenses, the mix of products sold, the Company's ability to effectively expand its sales and marketing organization, the Company's ability to attract and retain key technical and managerial employees, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations of public market analysts and investors, the price of the Company's common stock would be materially and adversely affected.

     The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing, component and royalty costs. The average selling price of the Company's products has decreased substantially in the past and may continue to do so, primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue. During the second half of 1999, the Company delivered its first integrated product. The integrated products and its Intel-based M series products have gross margins that are significantly lower than those of the PCI and DC series. In September 1999, the Company also launched its G610 and G710 server products. These products replaced the Company's PCI and DC Series products, respectively. The average selling price ("ASPs") of these newly introduced products are lower than those of the PCI and DC Series products they replaced. The G610 is only compatible with Xerox's newly introduced DC12 color laser copier. If the newly introduced Xerox DC12 color laser copier has low levels of market acceptance, the Company's operating results would be adversely affected. The Company expects a lower gross margin on its G Series products. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in average selling prices of a particular product, such as was experienced in 1999, which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Accordingly, if sales are below expectations, as they were in 1999, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

     COLOR SERVER MARKET. The color server market has, in the past, grown more slowly than anticipated. The markets for digital color copiers and connected color servers are intense. Because current and future competitors are likely to continue to introduce competing solutions, it is difficult to predict the rate at which these markets will grow, if at all. If the market continues to grow slowly, or not grow at all, the Company's business, operating results and financial condition will be adversely affected. The Company intends to continue to spend resources educating potential customers about color servers. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. Moreover, the Company has historically focused on certain segments of the market (the prepress and graphic arts segments) and has had only limited penetration to date into the broader office segment or other market segments. There can be no assurance that the Company will be able to maintain or increase its presence in its existing market segments or to successfully penetrate such additional market segments.

     DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and, to a substantially lesser extent, Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result of this dependence, sales of the Company's products have been and will continue to be heavily influenced by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon, which the Company believes has a significant share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox, with which Splash's products are compatible, decrease, the Company's business, operating results and financial condition would be and have been in the past, materially and adversely affected. During 1999, sales of Splash compatible copiers were significantly lower than in prior periods. In particular, sales to Fuji Xerox of products for resale in Japan were negligible in 1999. This reduction in sales has, and any continued reduction from historical levels could, materially and adversely affect the Company's business, operating results and financial condition. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition will be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan, and any disruption of production at this facility could materially and adversely affect the Company's business, operating results and financial condition.

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

     Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include motherboards and processors, from Intel and Motorola, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems and the discontinuation of computers used in Splash's current products. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from several suppliers. A change in memory suppliers could require time to effect and could impact production. This risk would be exacerbated in times of memory supply shortages. For instance, during the second half of 1999, the memory market was extremely volatile. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time, including several instances in 1999, experienced shortages in deliveries of certain ASICs sourced exclusively from Toshiba Corporation, which have impacted production. In order to attempt to mitigate the risk of such shortages in the future, the Company has increased its inventory of components for which the Company is dependent upon sole or limited source suppliers. As a result, the Company is subject to an increasing risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

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

     The market prices and availability of certain components, particularly memory, other semiconductor components, Apple Macintosh computers and Intel designed components, which collectively represent a substantial portion of the total manufactured cost of the Company's products, have fluctuated significantly in the past. Significant fluctuations in the future could have a material adverse effect on the Company's operating results and financial condition. During late 1999, the Company experienced a significant increase in the price of memory. This resulted in, and may continue to result in, a reduction in gross margins.

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

     RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. The graphics and color reproduction, color processing and personal computing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. In 1998, the Company's main competitor added enhancements to its product that competed with the Company's DC Series products. These enhancements had an adverse effect on the market acceptance of the Company's DC Series products and its successor, the G710 product. The Company's success in designing, developing, manufacturing and selling new products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of current products and products under development, effective manufacturing processes and the success of promotional efforts.

     In 1999, the Company began significant volume shipments of products based on Intel designed components as well as its new generation of Apple based product. The Company recently introduced its T200 product line which is compatible with Canon print engines. There can be no assurance that these products or, for that matter, any of the Company's future products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new products or versions in a timely manner, or if such new products or releases do not achieve timely and widespread market acceptance, it would have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company also competes indirectly with manufacturers of electronic color prepress systems, which offer similar functionality for the short-run and commercial printing market as is provided by the Company's products. In addition, the Company competes indirectly with providers of color separation, color editing and page layout software. While such software typically is complementary to the Company's systems, this software can also be competitive with the Company's systems and may become increasingly competitive to the extent that the providers of such software extend the functionality of their products in future releases.

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

     RISKS ASSOCIATED WITH ACQUISITIONS. The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company has acquired and may continue to acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, such transactions could result in large one time write-offs or the creation of goodwill or other intangible assets that would result in amortization expenses. To date, the Company has completed two acquisitions:
Quintar Company and ColorAge in May and October of 1997, respectively.

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

     DEPENDENCE ON THIRD PARTY MANUFACTURERS. The Company generally outsources the manufacture of its products to third party subcontract manufacturers including SCI, Logistix, Arrow, and Flash Electronics. Logistix and SCI purchase the components used in Splash boards from their component suppliers and perform double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis. SCI also performs in-warranty and out-of-warranty repair of failed boards for the Company's products. The Company directly purchases Apple Macintosh computers, Intel designed components, Motorola motherboards, monitors and memory, and furnishes these components, as well as the SCI-assembled boards, to Logistix and SCI for final assembly. Logistix and SCI directly purchase a portion of the components used in Splash color servers and do all final assembly and system configuration.

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

     There have been substantial amounts of litigation in the computer and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. The addition of Splash as a defendant in any claims that the Company is infringing on proprietary rights of others, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause product shipment delays. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which liabilities could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered or that the terms of any offered license would be acceptable to the Company. In December 1999, EFI filed suit against Splash for patent infringement. Any need to redesign the products or enter into any royalty or licensing agreement as the result of any alleged infringement could have a material adverse effect on the Company's business, operating results and financial condition.

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

                                    PART II

ITEM 1.     LEGAL PROCEEDINGS

            In January 1999, two class action complaints were filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and certain underwriters. The complaints allege that defendants made false and misleading statements about the Company's business condition and prospects during a class period of January 7, 1997 - October 13, 1998, and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints in both actions seek damages of an unspecified amount. There has been no discovery to date and no trial is scheduled in these actions.

            On December 20, 1999 Electronics For Imaging ("EFI") filed a complaint in the United States District Court for the Northern District of California against the Company. The complaint alleges that the defendant's products infringe upon three EFI patents. The suit is aimed at enforcing patents in the areas of color management, color calibrations, and continuous printing technologies.

            On January 10, 2000 the Company filed a counter complaint in the United States District Court for the Northern California District of California against EFI. The complaint alleges EFI infringed upon a Company patent. The EFI litigation is in the initial stages of discovery. No trial date has been set.

            The Company believes it has meritorious defenses in all these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in these actions could have a material adverse affect on the Company's business, results of operations and financial condition.
            Currently, the amount of such material effect cannot be reasonably estimated.

ITEM 2.     CHANGES IN SECURITIES
            NONE

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            NONE

ITEM 5.     OTHER INFORMATION
            NONE

ITEM 6.     EXHIBITS
            27.1    FINANCIAL DATA SCHEDULE

            REPORTS ON FORM 8-K
            NONE

                                    SIGNATURE

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on May 15, 2000.


                                      SPLASH TECHNOLOGY HOLDINGS, INC.


                                      By:   /s/     Kevin Macgillivray
                                           --------------------------------
                                                    Kevin Macgillivray
                                          President and Chief Executive Officer