Form 10-Q
period 2000-06-30
SPLASH TECHNOLOGY HOLDINGS INC
filed 2000-08-14
CIK 1020394

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock. $.001 par value, as of July 31, 2000 was 14,321,111 shares.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                      December 31,        June 30,
                                                                                      ------------     ------------
                                                                                          1999             2000
                                                                                      ------------     ------------
                                                                                                         (UNAUDITED)
                                   ASSETS

Current Assets:
   Cash and cash equivalents                                                           $36,268          $ 51,000
   Marketable securities                                                                25,629            24,410
   Accounts receivable, net of allowance for doubtful
     accounts of $280 and $177 as of December 31, 1999 and
     June 30, 2000, respectively                                                        14,920             6,382
   Inventories                                                                           3,134             4,910
   Prepaid expenses and other current assets                                               930             1,246
   Deferred income taxes                                                                 2,024             2,024
                                                                                       -------          --------
                                Total current assets                                    82,905            89,972
   Property and equipment, net                                                           1,847             2,043
   Deferred income taxes                                                                10,651            10,651
   Other assets                                                                          3,491             2,482
                                                                                       -------          --------
                                Total assets                                           $98,894          $105,148
                                                                                       =======          ========
                                LIABILITIES
Current liabilities:
   Trade accounts payable                                                              $ 7,608          $  6,143
   Accrued and other liabilities                                                        10,854             9,476
   Deferred revenue                                                                         --             3,217
                                                                                       -------          --------
                                Total current liabilities                               18,462            18,836
Other long term liabilities                                                                374               323
                                                                                       -------          --------
                                Total liabilities                                       18,836            19,159
                                                                                       -------          --------

                              STOCKHOLDERS' EQUITY

   Common stock, par value $.001 per share:
      Authorized: 50,000,000 shares
      Issued and outstanding: 14,085,342 shares and 14,321,111
      shares as of December 31, 1999 and June 30, 2000                                      14                14
      Additional paid-in capital                                                        89,469            90,980
      Deferred stock based compensation                                                 (1,914)           (1,730)
      Accumulated deficit                                                               (7,511)           (3,275)
                                                                                       -------          --------
                                   Total stockholders' equity                           80,058            85,989
                                                                                       -------          --------
                                   Total liabilities and stockholders' equity          $98,894          $105,148
                                                                                       =======          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                    ---------------------       ---------------------
                                                     1999           2000          1999         2000
                                                    -------       -------       -------       -------
Net revenue                                         $16,945       $22,371       $33,247       $46,225
Cost of net revenue                                   7,542        12,071        14,857        24,969
                                                    -------       -------       -------       -------
        Gross profit                                  9,403        10,300        18,390        21,256
                                                    -------       -------       -------       -------

Operating expenses:
  Research and development                            3,748         4,071         7,037         7,963
  Sales, general and administrative                   3,818         4,803         7,927        10,082
                                                    -------       -------       -------       -------
        Total operating expenses                      7,566         8,874        14,964        18,045
                                                    -------       -------       -------       -------
            Income from operations                    1,837         1,426         3,426         3,211
                                                    -------       -------       -------       -------
Interest income, net                                    799         1,112         1,486         2,084
                                                    -------       -------       -------       -------
            Income before income taxes                2,636         2,538         4,912         5,295
Provision for income taxes                              557           507         1,058         1,059
                                                    -------       -------       -------       -------
                  Net income                        $ 2,079       $ 2,031       $ 3,854       $ 4,236
                                                    =======       =======       =======       =======
Basic net income per share                          $  0.15       $  0.14       $  0.28       $  0.30
                                                    =======       =======       =======       =======
Diluted net income per share                        $  0.15       $  0.14       $  0.27       $  0.28
                                                    =======       =======       =======       =======
Shares used in per share calculations-basic          14,014        14,261        13,990        14,192
                                                    =======       =======       =======       =======
Shares used in per share calculations-diluted        14,131        14,755        14,105        14,872
                                                    =======       =======       =======       =======



  The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30,
                                                             ----------------------------
                                                                 1999           2000
                                                             ------------    ------------
Cash flows from operating activities:
  Net income                                                  $ 3,854           $ 4,236
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                611               633
     Change in assets and liabilities:
       Accounts receivable                                      1,599             8,538
       Inventories                                              1,500            (1,776)
       Prepaid expenses and other current assets                  590              (316)
       Other assets                                            (1,369)            1,226
       Trade accounts payable                                   4,197            (1,465)
       Accrued and other liabilities                           (1,196)           (1,429)
       Deferred revenue                                            --             3,217
                                                              -------           -------
            Net cash provided by operating activities           9,786            12,864
                                                              -------           -------

Cash flows from investing activities:
  Redemption of marketable securities                           1,850             1,219
  Purchase of property and equipment                             (593)             (691)
                                                              -------           -------
            Net cash provided by investing activities           1,257               528
                                                              -------           -------
Cash flows from financing activities:
  Exercise of stock under stock plans                             359             1,340
                                                              -------           -------
            Net cash provided by financing activities             359             1,340
                                                              -------           -------
Net increase in cash                                           11,402            14,732

Cash and cash equivalents, beginning of period                $51,013           $36,268
Cash and cash equivalents, end of period                      $62,415           $51,000


The accompanying notes are an integral part of these consolidated financial statements.

                        SPLASH TECHNOLOGY HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    REORGANIZATION AND BASIS OF PRESENTATION

             Splash Technology Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, develops, produces and markets color servers, which consist of computer hardware and software systems that provide an integrated link between desktop computers and digital color copiers and enable such copiers to provide high speed and quality networked color printing and scanning. The Company sells, through its wholly owned subsidiaries substantially all of its color servers through two original equipment manufacturers ("OEMs") which integrate the Company's color servers into connected digital color photocopier systems, which are sold to end users in North and South America, Europe, Asia, Australia, Japan, New Zealand, Africa and the Middle East. The Company operates in one business segment.

              The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules of the Securities and Exchange Commission on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000, which results are not necessarily indicative of results on an annual basis. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2.    BALANCE SHEET DETAIL (IN THOUSANDS):

                                                        December 31,     June 30,
                                                            1999          2000
                                                      --------------   -------------
      INVENTORIES:
       Raw materials                                     $ 2,612          $3,194
       Finished goods                                        522           1,716
                                                         -------          ------
                                                         $ 3,134          $4,910
                                                         =======          ======

      ACCRUED AND OTHER LIABILITIES:
       Royalties payable                                 $ 1,464          $1,413
       Accrued product-related obligations                 1,784           1,717
       Accrued compensation and related expenses           1,613           1,758
       Income taxes payable                                3,074           4,070
       Other liabilities                                   2,919             518
                                                         -------          ------
                                                         $10,854          $9,476
                                                         =======          ======

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

             A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                  Three Months                 Six Months
                                                                 Ended June 30,               Ended June 30,
                                                                1999          2000          1999           2000
                                                             ---------     ---------     ---------     ---------
Numerator - Basic and Diluted EPS
     Net income available to common Stockholders              $ 2,079       $ 2,031       $ 3,854       $ 4,236
                                                              =======       =======       =======       =======
Denominator - Basic EPS
     Weighted average shares outstanding                       14,014        14,261        13,990        14,192
                                                              -------       -------       -------       -------
     Basic net income per share                               $  0.15       $  0.14       $  0.28       $  0.30
                                                              =======       =======       =======       =======
Denominator - Diluted EPS
     Denominator - Basic EPS                                   14,014        14,261        13,990        14,192
     Effect of dilutive common stock options                      117           494           115           680
                                                              -------       -------       -------       -------
     Dilutive shares                                           14,131        14,755        14,105        14,872
                                                              -------       -------       -------       -------
     Diluted net income per share                             $  0.15       $  0.14       $  0.27       $  0.28
                                                              =======       =======       =======       =======

           Options to purchase 1.8 million and 1.5 million shares of common stock were outstanding at June 30, 1999, and June 30, 2000, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the three months ended June 30, 1999 and 2000, respectively.

      4.   New accounting pronouncements

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," that requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," that amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. To date, the Company has not engaged in derivatives or hedging activities.

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company must adopt SAB 101 in the first quarter of fiscal 2001. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of operations of the Company. However, the interpretation of SAB 101 is still under discusison by the Securities and Exchange Commission and may be revised. Such revisions could have a material effect on the financial position or results of operations of the Company.

           In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management does not expect that the adoption of the remaining provisions will have a material effect on the consolidated financial statements.

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

           On December 20, 1999, Electronics for Imaging ("EFI") filed a complaint in the United States District Court for the Northern District of California against the Company. The complaint alleges that the defendant's products infringe upon three EFI patents. The suit is aimed at enforcing patents in the areas of color management, color calibrations and continuous printing technologies.

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

              The following table sets forth consolidated statement of operations data as a percentage of net revenue for the periods indicated:

                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------    -------------------------
                                                          1999           2000             1999          2000
                                                      -------------  ------------    -------------  ------------
       Net revenue                                        100%           100%             100%          100%
       Cost of net revenue                                 45             54               45            54
                                                           --             --               --            --
         Gross profit                                      55             46               55            46
                                                           --             --               --            --
       Operating expenses:
         Research and development                          22             18               21            17
         Sales, general and administrative                 23             22               24            22
                                                           --             --               --            --
             Total operating expenses                      45             40               45            39
                                                           --             --               --            --
       Income from operations                              10              6               10             7
       Interest income                                      5              5                5             4
                                                          ---            ---              ---           ---
             Income before income taxes                    15             11               15            11
       Provision for income taxes                           3              2                3             2
                                                          ---            ---              ---           ---
       Net income                                          12%             9%              12%            9%
                                                           ==            ===               ==           ===


              NET REVENUE. The Company's net revenue increased 32% to $22.4 million in the three months ended June 30, 2000 from $16.9 million in the three months ended June 30, 1999. Net revenue increased 39% to $46.2 million in the six months ended June 30, 2000 from $33.2 million in the six months ended June 30, 1999. This increase was primarily attributable to an increasing demand for Xerox's DC12 print engine to which the Company's products connect. This resulted in increased demand for the Company's products, including its G Series product, and the Company's first controller device incorporated into the structure of the copier ("integrated controller") product. Any decrease in market acceptance for the Xerox DC12 print engine, or any other products to which the Company's products connect, would adversely affect the Company. The Company sells a range of products, and the revenue for any period will be determined by the product mix sold in that period. The Company currently sells a substantial portion of its products to two customers, Xerox and to a significantly lesser extent, Fuji Xerox Company Ltd. ("Fuji Xerox") on an OEM basis and, historically, fluctuations in net revenue are in part due to the purchasing patterns of these customers. There can be no assurance that either of the Company's two major customers, Xerox or, to a significantly lesser extent, Fuji Xerox will not change their mix of product or purchasing patterns in a manner which materially adversely impacts net revenue. During the first half of 2000, the company introduced its T200 line of products. The T200 series products are currently compatible with certain print engines manufactured by Canon Corporation ("Canon"). There can be no assurance that the company will be successful in selling these Canon compatible products, or any other non-Xerox compatible product it develops in the future.

             All sales to Fuji Xerox, and a portion of the Company's sales to Xerox, are international sales. In addition, given Xerox's international customer base, the Company believes that a portion of Splash products purchased by Xerox in the U.S. are resold outside the United States. The Company expects that direct and indirect international sales will continue to represent a substantial portion of its net revenue for the foreseeable future. While the Company's international sales are generally denominated in U.S. dollars, fluctuations in currency exchange rates could cause, and, in the case of Japan, have caused, the Company's products to become relatively more expensive to end users in a that country, leading to pressure to reduce the U.S. dollar denominated price to the Company's OEM customers and to lost sales. Such pressure has in the past and could again in the future result in a reduction in net revenue and profitability.

             GROSS MARGIN. Gross margins were 55% and 46% in the three months ended June 30, 1999 and 2000, respectively. Gross margins were 55% and 46% for the six months ended June 30, 1999 and 2000, respectively. The significant decline in gross margins was primarily due to a sales shift toward certain lower margin integrated controllers, partially offset by economies of scale derived from higher sales volumes, and cost reductions achieved through product designs. In 1999, the Company introduced its first integrated controller product. This product has substantially lower margins than the Company's other products. The Company expects that gross margins will fluctuate from period to period and may decrease in future periods. Gross margin is affected by a number of factors, including product mix, product pricing and manufacturing and component costs. The average selling price ("ASP") of the Company's products has decreased in the past primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue in the future. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results.

             RESEARCH AND DEVELOPMENT. Research and development expenses increased 9% to $4.1 million in the three months ended June 30, 2000 from $3.7 million in the three months ended June 30, 1999. Research and development expenses increased 13% to 8.0 million in the six months ended June 30, 2000 from 7.0 million in the six months ended June 30, 1999. As a percentage of net revenue, research and development decreased to 18% in the three months ended June 30, 2000 from 22% in the three months ended June 30, 1999. As a percentage of net revenue, research and development decreased to 17% in the six months ended June 30, 2000 from 21% in the six months ended June 30, 1999. The increase in research and development spending in absolute dollars is attributable to costs associated with expanding the Company's product line. Historically, the Company had invested in research and development to develop products which were primarily compatible with print engines distributed and manufactured by Xerox and Fuji Xerox. The Company intends to increase its research and development efforts to develop products for print engines from suppliers other than Xerox and Fuji Xerox. For example, the T200 line of products, which the company recently introduced, is compatible with print engines manufactured by Canon. All research and development costs to date have been expensed as incurred. In view of current projects under development and planned, research and development expenses may increase in future periods.

           SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 26% to $4.8 million in the three months ended June 30, 2000 from $3.8 million in the three months ended June 30, 1999. As a percentage of net revenue, sales, general and administrative expenses decreased to 22% in the three months ended June 30, 2000 from 23% in the three months ended June 30, 1999. As a percentage of net revenue, sales, general and administrative expenses decreased to 22% in the six months ended June 30, 2000 from 24% in the six months ended June 30, 1999. The increase in these expenditures in absolute dollars was primarily related to expansion of the Company's sales support and marketing staff and associated costs (primarily to increase the Company's level of support for its customers sales organization), the implementation of promotional programs designed to improve name and product recognition in the end-user community and the Company's increased participation in industry trade shows. In addition, the Company incurred significant expenses related to the introduction of its new T200 line of product, as well as costs associated with developing its new distribution channel for the T200 line. During the March 31, 2000 quarter, the Company announced IKON Office Products as a distribution partner for the T200 product line. In addition, the increases in these expenditures were due to increased salary and related costs from increased headcount related to the Company's efforts to enhance its corporate infrastructure and to support expansion of its operations. The Company believes that its sales, general and administrative expenses will increase in the foreseeable future as it continues to implement additional management and operational systems, and expand its administrative staff. Sales, general, and administrative expenses are also expected to increase in future periods as the Company increases its sales support and marketing staff and associated costs to expand its presence in sales channels other than Xerox and Fuji Xerox. There is no assurance that the Company will be able to maintain or increase its presence in its existing customers or to successfully penetrate any additional sales channels.

             PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109 "Accounting for Income Taxes". The Company's effective tax rate was 22% and 20% for the six months ended June 30, 1999 and 2000, respectively. The effective tax rate differs from the statutory rate primarily due to the benefits derived from the Splash Foreign Sales Corporation and research and development credits.

       LIQUIDITY AND CAPITAL RESOURCES

             The Company's cash balances and marketable securities are sufficient to satisfy its current liquidity requirements.

             The Company had $75.4 million of cash, cash equivalents and marketable securities and had no borrowings outstanding under its $10 million bank line of credit as of June 30, 2000. Borrowings under the line of credit bear interest at the prime rate or libor plus 1.25% to 2%, and are available based on a percentage of eligible accounts receivable.

             For the six months ended June 30, 2000, the Company generated $12.9 million in cash from operating activities, primarily due to a decrease in accounts receivable and other assets and an increase in deferred revenue, partially offset by an increase in inventories and a decrease in trade accounts payable, and other accrued liabilities. For the six months ended June 30, 1999, the Company generated $9.8 million in cash from operating activities primarily from net income, a decrease in accounts receivable and inventories, and an increase in trade accounts payable, partially offset by an increase in other assets and a decrease in other liabilities.

             In the six months ended June 30, 1999, investing activities provided $1.3 million primarily related to the redemption of marketable securities. In the six months ended June 30, 2000, investing activities provided $0.5 million, primarily from the redemption of marketable securities.

           Financing activities for the six months ended June 30, 1999 and 2000 were immaterial. The Company has no material financing commitments other than its obligations under operating leases.

           The Company believes that cash flows from operations and existing cash balances will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

       FACTORS AFFECTING FUTURE RESULTS

             FLUCTUATIONS IN OPERATING RESULTS; SEASONAL PURCHASING PATTERNS. The Company's operating results have fluctuated and will likely continue to fluctuate in the future on a quarterly and annual basis as a results of a number of factors, many of which are outside the Company's control. These fluctuations are in part due to the purchasing patterns of the Company's two large customers, Xerox and, to a significantly lesser extent, Fuji Xerox. In the past, inventory balancing activities by the Company's customers have resulted, and may continue to result, in variations in the timing of purchases by such customers. There can be no assurance that the Company will receive sufficient inventory information from its OEM customers or that the Company will be able to prevent significant inventory issues in the future. In 1999, the Company suffered a substantial decrease in sales to its customer, Fuji Xerox. This materially adversely affected the Company's business and operating results for 1999. The Company's customers may also vary their purchasing and inventory patterns in conjunction with their or their competitor's introduction of new products, their actual or potential delays in new product introductions, or their cancellations of planned new products or existing products. Also, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, it would materially and adversely affect the Company's business, operating results and financial condition.

             Results in any period could also be affected, and in 1999, were materially adversely affected by changes in market demand, competitive market conditions, sales promotion activities by the Company, its OEM customers or its competitors market acceptance of new or existing products, sales of color copiers with which the Company's products are compatible, the cost and availability of components, expansion of and the mix of the Company's customer base and sales channels, the amount of any third-party funding of development expenses, the mix of products sold, the Company's ability to effectively expand its sales and marketing organization, the Company's ability to attract and retain key technical and managerial employees, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations of public market analysts and investors, the price of the Company's common stock would be materially and adversely affected.

             The Company's gross margin is affected by a number of factors, including product mix, product pricing, and manufacturing, component and royalty costs. The average selling price of the Company's products has decreased substantially in the past and may continue to do so, primarily as a result of competitive market pressures, the introduction of lower priced products and, in certain cases, in response to new product introductions by the Company's customers. The Company expects this trend to continue. During the second half of 1999, the Company delivered its first integrated product. The integrated products and its Intel-based M series products have gross margins that are significantly lower than those of the PCI and DC series. In September 1999, the Company also launched its G610 and G710 server products. These products replaced the Company's PCI and DC Series products, respectively. The average selling price ("ASPs") of these newly introduced products are lower than those of the PCI and DC Series products they replaced. The G610 is only compatible with Xerox's newly introduced DC12 color laser copier. If the Xerox DC12 color laser copier has low levels of market acceptance, the Company's operating results would be adversely affected. The Company expects a lower gross margin on its G Series products. In the event of significant price competition in the market for color copier servers or competitive systems, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources or lower product costs than the Company and therefore could more readily withstand an extended period of downward pricing pressure. Any decline in ASPs of a particular product, such as was experienced in 1999, which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, and expenses are relatively fixed in the short term. Accordingly, if sales are below expectations, as they were in 1999, the adverse impact of the shortfall on the Company's operating results may be increased by the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

             DEPENDENCE ON XEROX AND FUJI XEROX. The Company's products operate primarily with certain color laser copiers offered by Xerox and, to a substantially lesser extent, Fuji Xerox, and the Company currently sells its products primarily to Xerox and Fuji Xerox, which resell the Company's products on an OEM basis to their color copier end users. As a result of this dependence, sales of the Company's products have been and will continue to be influenced heavily by the market acceptance of the Xerox and Fuji Xerox color copiers with which the Company's products operate and the sales efforts of Xerox and Fuji Xerox with respect to Splash products. Xerox and Fuji Xerox face substantial competition from other manufacturers of color copiers, including Canon, which the Company believes has a significant share of the worldwide market for color copiers. If sales of the color copiers of Xerox and Fuji Xerox, with which Splash's products are compatible, decrease, the Company's business, operating results and financial condition would be, as they have been in the past, materially and adversely affected. During 1999, sales of Splash compatible copiers were significantly lower than in prior periods. In particular, sales to Fuji Xerox of products for resale in Japan were negligible in 1999. This reduction in sales has, and any continued reduction from historical levels could, materially and adversely affect the Company's business, operating results and financial condition. Similarly, if Xerox or Fuji Xerox were to introduce color copiers that are not compatible with the Company's products, or if Xerox or Fuji Xerox were to introduce color copiers that already contain a significant portion of the functionality of the Company's products so as to render the Company's products unnecessary, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, Fuji Xerox color copiers are produced in a single location in Japan and any disruption of production at this facility could materially and adversely affect the Company's business, operating results and financial condition.

             As a result of its reliance on Xerox and Fuji Xerox, the Company currently has a relatively small sales and marketing organization and has limited experience with direct sales efforts. Any change in the sales and marketing efforts of Xerox or Fuji Xerox with respect to Splash's products, including any reduction in the size or effectiveness of the Xerox or Fuji Xerox sales and marketing forces, or changes in incentives for Xerox or Fuji Xerox salespersons to sell Splash products or color servers produced by competitors of Splash, could have, as it has in the past, a material adverse effect on the Company's business, operating results and financial condition. During 1999, Fuji Xerox changed the means by which it sold products in Japan, requiring that its OEM suppliers have a sales support and marketing organization in Japan. The Company had a limited sales support and marketing presence in Japan and only recently began the process of adding personnel in Japan.

             Xerox currently sells a substantial number of color servers made by companies other than Splash, including those of the Company's principal competitor, Electronics For Imaging ("EFI"). The Company is also a supplier of color servers to Fuji Xerox. However, Fuji Xerox has increased the number of color servers sold to end users that were manufactured by companies other than Splash, including EFI. In addition, the Company is required to permit testing by Xerox and Fuji Xerox of the beta release of the Company's products (including components contained therein) and cannot begin shipping any version to Xerox or Fuji Xerox until such version and components meet their respective quality standards. Any delay in meeting such respective standards would have a detrimental effect to the Company. Xerox and Fuji Xerox promote the use of color servers manufactured by competitors of the Company to the detriment of sales of the Company's products. Either Xerox or Fuji Xerox may choose to manufacture color servers themselves, may choose to manufacture only color copiers that are not compatible with Splash products, or may reduce, delay or cease purchases and sales of Splash color servers. Although the Company has a contract with Xerox, the Company does not have a contract with Fuji Xerox with respect to its products and is currently operating on a purchase order basis with Fuji Xerox. There can be no assurance as to the level of orders from Xerox under its contract or that the Company will continue to receive orders from Xerox or Fuji Xerox. Any decrease in the level of sales to Xerox or continued decrease in the level of sales to Fuji Xerox would have a material adverse effect on the Company's business, operating results and financial condition.

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

             As a result, Splash's customers, among other things, may be required to discount excess inventory, may experience difficulty in selling excess inventory, may experience reduced sales of new products or may become dissatisfied with their relationship with Splash. The Company's customer, in an effort to reduce its inventory levels, orders product with increasingly shorter lead times. If the Company cannot deliver product within these shortened lead times it would have a materially adverse affect on the Company's results. Although customers have no commercial right of return with respect to the Company's products, there can be no assurance that the Company will not elect to make accommodations to significant customers. Reduced sales of Splash products by Xerox or Fuji Xerox or any financial or other accommodation made to Xerox or Fuji Xerox could have a material adverse effect on the business, operating results and financial condition of Splash.

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

             Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. These include motherboards and processors, from Intel and Motorola, certain ASICs and other semiconductor components. The Company does not maintain any long-term agreements with any of its suppliers of components. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet end user demand. The Company has experienced difficulties related to Apple's delay in the release of new systems and the discontinuation of computers used in Splash's current products. There can be no assurance that the Company will not experience similar difficulties in the future. The Company also purchases memory modules from several suppliers. A change in memory suppliers could require time to effect and could impact production.
      This risk would be exacerbated in times of memory supply shortages. For instance, during the second half of 1999, the memory market was extremely volatile. Any inability to obtain adequate deliveries of any of the components or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results. Moreover, there can be no assurance that alternative sources of supply would be available on reasonably acceptable terms, on a timely basis, or at all. The Company has from time to time, including several instances in 1999, experienced shortages in deliveries of certain ASICs sourced exclusively from Toshiba Corporation, which have impacted production. In order to attempt to mitigate the risk of such shortages in the future, the Company has substantially increased its inventory of components for which the Company is dependent upon sole or limited source suppliers.
      As a result, the Company is subject to an increasingly substantial risk of inventory obsolescence, which could materially and adversely affect its operating results and financial condition.

             The Company purchases components comprising a portion of the total cost of its color servers. The balance of the inventory required to manufacture the Company's products is purchased by Logistix and SCI. The Company currently sources most of its Apple Macintosh computers that serve as the platforms for its G Series color servers from Apple. The Company is currently operating on a purchase order basis with Apple.

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

             In 1999, the Company began significant volume shipments of products based on Intel designed components as well as its new generation of Apple based product. The Company recently introduced its T200 product line which is compatible with Canon print engines. There can be no assurance that these products or, for that matter, any of the Company's future products will achieve widespread market acceptance. In addition, the Company has, in the past, experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new products or versions in a timely manner, if such new products or releases do not achieve timely and widespread market acceptance, or if the Company's customers reduce, delay or cease the introduction of new models of color copies which use the Company's products, it would have a material adverse effect on the Company's business, operating results and financial condition.

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

             DEPENDENCE ON THIRD PARTY MANUFACTURERS. The Company generally outsources the manufacture of its products to third party subcontract manufacturers including SCI Systems, Logistix, Arrow Electronics, and Flash Electronics. Flash Electronics and SCI purchase the components used in Splash boards from their component suppliers and perform double-sided active surface mount assembly, in-circuit test, functional test and system test of the printed circuit boards used in the Company's products, on a turnkey basis.

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

             DEPENDENCE ON PROPRIETARY TECHNOLOGY; RELIANCE ON THIRD PARTY LICENSES. The Company relies, in part, on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and there can be no assurances that the steps taken by the Company will prevent misappropriation of its technology. The Splash software included as a part of the Company's products is sold pursuant to "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company owns several patents. There can be no assurance that any patent, trademark or copyright owned by the Company, or any patent, trademark or copyright obtained by the Company in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. Thus, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that others will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

             DEPENDENCE ON KEY PERSONNEL. Because of the nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel, including senior members of management. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees and does not maintain key person life insurance policies on any of its employees. The Company is highly dependent on the services of its Executive Officers. The loss of service of any of these executive officers could have a material adverse effect on the Company's business.

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

                     On December 20, 1999, Electronics For Imaging ("EFI") filed a complaint in the United States District Court for the Northern District of California against the Company. The complaint alleges that the defendant's products infringe upon three EFI patents. The suit is aimed at enforcing patents in the areas of color management, color calibrations, and continuous printing technologies.

                     On January 10, 2000, the Company filed a counter complaint in the United States District Court for the Northern California District of California against EFI. The complaint alleges EFI infringed upon a Company patent. The EFI litigation is in the initial stages of discovery. No trial date has been set.

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

      ITEM 2.        CHANGES IN SECURITIES
                     NONE

      ITEM 3.        DEFAULT UPON SENIOR SECURITIES
                     NONE

      ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     At the Company's Annual Meeting of Shareholders held on May 24, 2000, Mark Hill and Peter Y. Chung were elected to serve as Class I directors of the Company with 12,242,902 and 12,242,502 votes for and 22,774 and 23,174 votes withheld, respectively. Mssrs. Hill and Chung will serve for a three-year term expiring upon the Annual Meeting of Stockholders in 2003.

      ITEM 5.        OTHER INFORMATION
                     NONE

      ITEM 6.        EXHIBITS

                     27.1      FINANCIAL DATA SCHEDULE

                     REPORTS ON FOR 8-K

                     NONE

                                   SIGNATURE

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of Sunnyvale, State of California, on August 14, 2000.

                                  SPLASH TECHNOLOGY HOLDINGS, INC

                                  By:        /s/  Kevin MACGILLIVRAY
                                        -------------------------------------
                                                  Kevin Macgillivray
                                        President and Chief Executive Officer